Form 10QSB
period 1995-06-30
NORTH EAST INSURANCE CO
filed 1995-08-15
CIK 352162

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  Form 10 - QSB

            /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from              to
                                            --------------  --------------

                           Commission File No. 0-11184

                          NORTH EAST INSURANCE COMPANY
                         (Name of small business issuer)

           Maine                                          01-278387
(State or other jurisdiction of                           (I.R.S employer
incorporation or organization)                            identification number)

                    482 Payne Road, Scarborough, Maine 04074
                    (Address of principal executive offices)

Issuer's telephone number: (207) 883-2232

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----    -----

There were 2,992,314 common shares outstanding as of August 10, 1995.

Transitional Small Business Disclosure Format:  Yes     No  X
                                                   -----  -----

                          NORTH EAST INSURANCE COMPANY
                                AND SUBSIDIARIES

                                      INDEX

Part I. - Financial Information

                Item 1 -   Consolidated Balance Sheet
                           June 30, 1995                                        3

                           Consolidated Statements of Operations
                           Six Months Ended June 30, 1995 and 1994              4

                           Consolidated Statements of Operations
                           Three Months Ended June 30, 1995 and 1994            5

                           Consolidated Statements of Cash Flows for the
                           Six Months Ended June 30, 1995 and 1994              6

                           Notes to Consolidated Financial Statements           8

                           Management's Discussion and Analysis of
                           the Financial Condition and Results of Operations    9

Part II - Other Information

                None                                                           11

                  North East Insurance Company And Subsidiaries
                           Consolidated Balance Sheet
                               as of June 30, 1995

ASSETS                                                                  1995
                                                                    -------------
    Investments:
       Fixed maturities available for sale, at
          fair value (amortized cost $20,116,082)                   $  19,956,559
       Investment property, at cost less
          accumulated depreciation of $76,845                             205,469
       Equity securities for sale, at fair value (cost $80,258)            40,361
       Short-term investments                                           1,422,247
                                                                    -------------
          Total investments                                            21,624,636
    Mortgage note receivable                                              380,000
    Reinsurance (loss and loss adjustment expense
       reserves and paid recoverables)                                  4,909,208
    Premium balances receivable                                         4,532,518
    Deferred policy acquisition costs                                     372,850
    Prepaid reinsurance premiums (ceded unearned premium)               2,654,536
    Investment income due and accrued                                     370,236
    Property and equipment, net of accumulated depreciation               570,616
    Other assets                                                           37,726
                                                                    -------------
                Total Assets                                        $  35,452,326
                                                                    -------------
LIABILITIES
    Losses and loss adjustment expenses                             $  21,285,709
    Unearned premiums                                                   6,239,014
    Ceded reinsurance balances payable                                  1,920,547
    Reserve for unpaid expenses                                           478,307
    Book overdraft                                                        253,073
    Other liabilities                                                     121,216
                                                                    -------------
                Total Liabilities                                      30,297,866
                                                                    -------------
SHAREHOLDERS' EQUITY
    Common stock $1.00 par value,
       authorized 6,000,000 shares, issued
       and outstanding 2,992,314 shares                                 2,992,314
    Additional paid-in capital                                          6,346,156
    Unrealized depreciation of investment                                (198,424)
    Accumulated deficit                                                (3,980,586)
                                                                    -------------
                                                                        5,159,460
    Treasury stock, at cost, 5,000 shares                                  (5,000)
                                                                    -------------
       Total Shareholders' Equity                                       5,154,460
                                                                    -------------
         Total Liabilities and Shareholders' Equity                   $35,452,326
                                                                    -------------


   The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company And Subsidiaries
                      Consolidated Statements of Operations
                        for the Six Months ended June 30

                                                       1995             1994
                                                       ----             ----
Revenues:
     Premiums earned                                $ 6,137,330      $ 6,381,123
     Premiums ceded                                   2,694,346        1,382,422
                                                    -----------      -----------
         Net premiums earned                          3,442,984        4,998,701
     Net investment income                              681,108          781,392
     Realized capital losses                           (149,937)         (16,136)
                                                    -----------      -----------
         Total revenues                               3,974,155        5,763,957

Expenses:
     Losses and loss adjustment expenses              4,521,965        4,569,740
     Reinsurance recoveries                          (1,575,535)        (462,213)
                                                    -----------      -----------
         Net losses and loss adjustment
             expenses                                 2,946,430        4,107,527
     Underwriting expenses incurred                     969,354        1,913,693
                                                    -----------      -----------
         Total expenses                               3,915,784        6,021,220
                                                    -----------      -----------
Income (loss) before provision for
    income taxes                                         58,371         (257,263)
Provision for income taxes, net of $18,679
    tax benefit from loss carryforward for 1995           1,167                0
                                                    -----------      -----------

Net income (loss)                                   $    57,204      ($  257,263)
                                                    -----------      -----------

Earnings per common share:
    Net income (loss)                               $      0.02      ($     0.09)
                                                    -----------      -----------

    The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company And Subsidiaries
                      Consolidated Statements of Operations
                       for the Three Months ended June 30

                                                        1995              1994
                                                        ----              ----
Revenues:
    Premiums earned                                 $  3,022,903      $  3,248,933
     Premiums ceded                                    1,558,418           528,930
                                                    ------------      ------------
         Net premiums earned                           1,464,485         2,720,003
     Net investment income                               328,884           402,706
     Realized capital losses                            (149,937)          (42,703)
                                                    ------------      ------------
         Total revenues                                1,643,432         3,080,006

Expenses:
     Losses and loss adjustment expenses               2,411,112         2,234,736
     Reinsurance recoveries                             (819,771)         (101,832)
                                                    ------------      ------------
         Net losses and loss adjustment
             expenses                                  1,591,341         2,132,904
     Underwriting expenses incurred                      (64,934)          912,120
                                                    ------------      ------------
         Total expenses                                1,526,407         3,045,024
                                                    ------------      ------------
Income (loss) before provision for
    income taxes                                         117,025            34,982
Provision for income taxes, net of $18,679
    tax benefit from loss carryforward for 1995            1,167                 0
                                                    ------------      ------------

Net income (loss)                                   $    115,858      $     34,982
                                                    ------------      ------------

Earnings per common share:
    Net income (loss)                               $       0.04      $       0.01
                                                    ------------      ------------

    The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company And Subsidiaries
                      Consolidated Statements of Cash Flows
                        for the Six Months ended June 30

                                                           1995              1994
                                                           ----              ----
Cash flow from operating activities:
    Insurance premium received                         $  3,318,177      $  7,126,038
    Loss and loss adjustment expenses paid               (3,720,273)       (6,627,094)
    Operating expenses paid                              (1,214,690)       (2,444,089)
    Investment income received                              721,420           790,536
                                                       ------------      ------------
        Net cash used in operating activities              (895,366)       (1,154,609)
                                                       ------------      ------------

Cash flows from investing activities:
    Fixed maturities matured, called or paid down                 0         3,456,872
    Fixed maturities sold                                 1,247,973                 0
    Fixed maturities purchased                                    0        (3,736,073)
    Equity securities purchased                                   0          (412,715)
    Due from broker                                               0          (138,842)
    Purchase of furniture, fixtures and
        equipment                                           (27,587)         (543,460)
    New issuance of common stock                                  0             6,736
                                                       ------------      ------------
        Net cash used in investing activities             1,220,386        (1,367,482)
                                                       ------------      ------------

    Net increase (decrease in cash, book overdraft
        and short-term investments                          325,020        (2,522,091)
    Cash, book overdraft and short-term
        investments at beginning of year                    844,155         3,911,749
                                                       ------------      ------------
    Cash, book overdraft and short-term
        investments at end of period                   $  1,169,175      $  1,389,658
                                                       ------------      ------------

    The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company And Subsidiaries
                   Consolidated Reconciliation of Cash Used In
                    Operating Activities to Net Income (Loss)
                        for the Six Months ended June 30

                                                1995            1994
                                                ----            ----
Net income (loss)                           $    57,204      ($  257,263)

Increase in net premium and ceded
    reinsurance balances                        (93,277)        (621,692)
Increase (decrease) in unearned
    premium reserve                            (822,522)       1,189,039
Decrease in loss and loss adjustment
    expense reserve                            (231,580)        (959,577)
Decrease in investment income
    due and accrued                              40,312            9,144
Decrease in deferred policy acquisition
    costs                                        85,557         (199,168)
Decrease in expense accruals                   (184,433)        (428,500)
Amortization of bond premium, net                39,621           26,190
Depreciation and amortization expense            63,815           71,082
Loss on investment activities                    82,723           16,136
Write down of mortgage note in default           67,214                0
                                            -----------      -----------
Net cash used in operating activities       $  (895,366)     $(1,154,609)
                                            -----------      -----------

    The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company and Subsidiaries

                   Notes to Consolidated Financial Statements

JUNE 30, 1995

1. The condensed financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the registrant believes that the disclosures which are made are adequate to make the information presented not misleading, particularly when read in conjunction with the financial statements and the notes thereto included in the registrant's latest annual report on Form 10-KSB. In Management's opinion, the attached interim financial statements reflect adjustments which are necessary for a fair statement of the results for the periods presented.

2. In May 1993, the FASB issued FAS No. 114 ("Accounting by Creditors for the Impairment of a Loan"), which defines the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

In October 1994 the FASB issued FAS No. 118 ("Accounting by Creditors for the Impairment of a Loan - Income Recognition and Disclosure), which amends FAS 114 to allow a creditor to use existing methods for recognizing, measuring and displaying interest income on an impaired loan.

The Company adopted the provisions of FAS 114 and FAS 118 in the first quarter of 1995. In the second quarter of 1995 it became apparent that the mortgage note receivable was in default under the terms of the mortgage agreement. Accordingly the Company has written down this mortgage note to the market value of the property securing its value.

3. North East Insurance Company owns 100% of American Colonial Insurance Company and North Atlantic Underwriters, Inc. whose results are consolidated herein.

4. Earnings per share are computed using the weighted average method.

                  North East Insurance Company and Subsidiaries

Part 1 - Financial Information Three Months Ended June 30, 1995

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 1995

Net premiums written amounted to $2,620,462 for the six months ended June 30, 1995 compared with $6,187,740 for the six months ended June 30, 1994. This decrease is the result of a decline in direct premiums written from $6,712,778 for the six months ended June 30, 1994 to $5,667,210 for the six months ended June 30, 1995 and restructuring of current reinsurance arrangements for rate and expense recovery. The Company is continuing to renegotiate the terms of its reinsurance arrangements with regard to coverages and anticipates finalization of the remaining items being discussed in the latter half of 1995. Net earned premiums declined to $3,442,984 for the six months ended June 30, 1995 from $4,998,701 for the six months ended June 30, 1994 for these same reasons.

Loss and loss adjustment expenses represented 85.6% and 82.2% of net earned premium for the six months ended June 30 1995 and 1994, respectively. The increase in 1995 reflect adverse experience in the Company's property lines of business during the six months ended June 30, 1995.

Underwriting expenses incurred amounted to $969,354 and $1,913,693 for the six months ended June 30, 1995 and 1994, respectively. The ratio of expenses to net written premiums was 37.0% for the six months ended June 30, 1995 compared with 30.9% for the six months ended June 30, 1994.

Net investment income amounted to $681,108 for the six months ended June 30 , 1995 compared with $781,302 for the six months ended June 30, 1994. The reduction is attributable to lower yields in our overall investment portfolio.

Net income for the six months ended June 30, 1995 was $57,204 or $0.02 per share compared with a loss of $257,263 or $0.09 per share for the six months ended June 30, 1994.

Three Months Ended June 30, 1995

Net premiums written amounted to $1,261,296 for the three months ended June 30, 1995 compared with $4,071,178 for the three months ended June 30, 1994. Net earned premiums declined to $1,464,485 for the three months ended June 30, 1995 from $2,720,003 for the three months ended June 30, 1994 for these same reasons as the six month decline.

Loss and loss adjustment expenses amounted to $1,591,341 and $2,132,904 for the three months ended June 30 1995 and 1994, respectively. Underwriting expenses incurred amounted to a credit of $64,934 for the three months ended June 30, 1995, due to the reinsurance modifications, compared with a charge of $912,120 for the three months ended June 30, 1994. Total insurance deductions amounted to $1,526,407 for the three months ended June 30, 1995 compared with $3,045,024 for the three months ended June 30, 1994. Total deductions amounted to 104.2% of net earned premium for the three months ended June 30, 1995 compared with 111.9% for the three months ended June 30, 1994.

Net investment income amounted to $328,884 for the three months ended June 30 , 1995 compared with $402,706 for the three months ended June 30, 1994. The reduction is attributable to lower yields in our overall investment portfolio.

Net income for the three months ended June 30, 1995 was $115,858 or $0.04 per share compared with 34,982 or $0.01 per share for the three months ended June 30, 1994.

Liquidity and Capital Resources

Cash used in operating activities amounted to $895,366 for the six months ended June 30, 1995 compared with $1,154,609 for the six months ended June 30, 1994.

The Company maintains short term investments to provide a cash resource should the demands from operations exceed incoming cash flow. Short term investments amounted to $1,422,247 at June 30, 1995 compared with $1,071,761 at December 31, 1994. The Company believes that this level is sufficient to meet its cash demands.

                          North East Insurance Company

                           Part II: OTHER INFORMATION

Item 1.  Legal Proceedings

       As previously reported in the Company's Form 10-KSB for the fiscal year ended December 31, 1994, the Company was the subject of a Form A application of Chesapeake Capital Group, Inc. et al. (the "Applicant"), seeking approval from the Maine Bureau of Insurance for the acquisition of a controlling stock interest in the Company, and certain other related transactions.

       By letter dated May 3, 1995, the Applicant filed a motion to withdraw its application for Form A approval. By Order dated May 15, 1995, the Deputy Superintendent of the Maine Bureau of Insurance granted that motion. In that same Order, the Deputy Superintendent denied earlier motions of the Bureau Advocacy Panel seeking sanctions against individuals associated with the Applicant.

       On May 5, 1995, the Advocacy Panel filed a motion to modify or vacate the May 15, 1995 Order of the Deputy Superintendent. The Company and the Applicant have each made filings in opposition to the Advocacy Panel's motion; counsel for Bernard D. Gershuny filed a statement in support of the Advocacy Panel's motion. On June 16, 1995 the Advocacy Panel filed a reply in support of its earlier motion. The matter is still pending.

Item 5.  Other Information

       A group consisting of Robert S. Nichols, Albert E. Gibbons, David D. Chase, and other unnamed investors has reportedly entered into a purchase and sale agreement with Bernard D. Gershuny regarding the purchase by such group of 810,000 shares of Common Stock of North East Insurance Company beneficially owned by Mr. Gershuny. The Company is advised that the purchase price under such agreement is $.90 per share in cash, and that consummation of the purchase of these shares is subject to various conditions.

       Mr. Gershuny's shares presently are held in a non-voting trust, under an indenture dated as of February 3, 1987 among the Company, Mr. Gershuny, and (as trustee) Stephen F. Dubord, Esq. The shares represent approximately 27.1% of the outstanding Common Stock of the Company.

       The Company believes that prior approval of the Maine Bureau of Insurance and the New York Insurance Department would be required as a condition to consummation of the proposed purchase of Mr. Gershuny's shares. To the Company's knowledge, no applications seeking such approval have yet been filed with either agency.

Item 6. Exhibits and Reports on Form 8 - K

        a) Exhibits
              None

        b) Reports on Form 8-K
              No report on Form 8-K was filed during the most recent fiscal quarter.

                          North East Insurance Company

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NORTH EAST INSURANCE COMPANY

Date:   August 11, 1995             By   /S/ Robert G. Schatz
                                    --------------------
                                         Robert G. Schatz
                                    President and Chief Executive Officer

Date:   August 11, 1995             By   /S/ Graham S. Payne
                                         -------------------
                                         Graham S. Payne
                                    Treasurer and Chief Financial Officer