Form 10QSB
period 1995-09-30
NORTH EAST INSURANCE CO
filed 1995-11-14
CIK 352162

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 Form 10 - QSB

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For quarterly period ended September 30, 1995

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from__________to_________

                          Commission File No. 0-11184

                          NORTH EAST INSURANCE COMPANY
          (Name of small business issuer as specified in its charter)

                Maine                                  01-0278387
  (State or other Jurisdiction of                    (I.R.S employer
  incorporation or organization)                     identification number)

                    482 Payne Road, Scarborough, Maine 04074
                   ( Address of principal executive offices )

                                 (207) 883-2232
                          (Issuer s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]   No [  ]

As of November 10, 1995, there were 2,992,314 outstanding shares of Common Stock, $1.00 par value, the only authorized class of the issuer.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                          NORTH EAST INSURANCE COMPANY
                                AND SUBSIDIARIES

                                     INDEX
                                     -----

Part I. - Financial Information

        Item 1 - Financial Statements                                  3

                 Consolidated Balance Sheet
                 September 30, 1995                                    3

                 Consolidated Statements of Operations
                 Nine Months Ended September 30, 1995 and 1994         4

                 Consolidated Statements of Operations
                 Three Months Ended September 30, 1995 and 1994        5

                 Consolidated Statements of Cash Flows for the
                 Nine Months Ended September 30, 1995 and 1994         6

                 Notes to Consolidated Financial Statements            8

                 Management's Discussion and Analysis of
                 the Financial Condition and Results of Operations     9

Part II - Other Information

        Item 5 - Other Information                                     11

        Item 6 - Exhibits and Reports on Form 8-K                      11

                 North East Insurance Company and Subsidiaries

Item 1. FINANCIAL INFORMATION
-----------------------------

                          Consolidated Balance Sheet
                           as of September 30, 1995
ASSETS                                                                 1995
                                                                    -----------
   Investments:
       Fixed maturities available for sale, at
          fair value (amortized cost $18,967,723)                   $18,930,093
       Investment property, at cost less
          accumulated depreciation of $78,416                           201,583
       Equity securities available for sale,
          at fair value (cost $80,258)                                   29,439
       Short-term investments                                         2,181,435
                                                                    -----------
          Total investments                                          21,342,550
   Mortgage note receivable                                             380,000
   Reinsurance (loss and loss adjustment expense
       reserves and paid recoverables)                                4,601,825
   Premium balances receivable                                        4,352,687
   Deferred policy acquisition costs                                    441,937
   Prepaid reinsurance premiums (ceded unearned premium)              2,535,976
   Investment income due and accrued                                    306,069
   Property and equipment, net of accumulated depreciation              557,358
   Other assets                                                          22,980
                                                                    -----------
       Total Assets                                                 $34,541,382
                                                                    -----------

LIABILITIES
   Losses and loss adjustment expenses                              $20,336,545
   Unearned premiums                                                  6,217,088
   Ceded reinsurance balances payable                                 1,535,890
   Reserve for unpaid expenses                                          715,834
   Book overdraft                                                       227,430
   Federal income tax payable                                             4,067
   Other liabilities                                                     97,147
                                                                    -----------
               Total Liabilities                                     29,134,001

SHAREHOLDERS' EQUITY
   Common stock $1.00 par value,
       authorized 6,000,000 shares, issued
       and outstanding 2,992,314 shares                               2,992,314
   Additional paid-in capital                                         6,346,156
   Unrealized depreciation of investment                                (88,449)
   Accumulated deficit                                               (3,837,640)
                                                                    -----------
                                                                      5,412,381
   Treasury stock, at cost, 5,000 shares                                 (5,000)
                                                                    -----------
               Total Shareholders' Equity                             5,407,381
                                                                    -----------
                   Total Liabilities and Shareholders  Equity       $34,541,382
                                                                    -----------

The accompanying notes are an integral part of the consolidated financial statements.

                 North East Insurance Company and Subsidiaries
                     Consolidated Statements of Operations
                     for the Nine Months ended September 30


                                                           1995                1994
                                                           ----                ----
Revenues:
     Premiums earned                                 $9,047,866          $9,780,648
     Premiums ceded                                   3,705,791           2,153,343
                                                      ---------           ---------
         Net premiums earned                          5,342,075           7,627,305
     Net investment income                              992,416           1,153,807
     Realized capital losses                           (170,791)            (84,090)
                                                       ---------            --------
         Total revenues                               6,163,700           8,697,022

Expenses:
     Losses and loss adjustment expenses              5,978,089           7,412,569
     Reinsurance recoveries                          (1,992,069)           (977,285)
                                                     -----------          ---------
         Net losses and loss adjustment
            expenses                                  3,986,020           6,435,284
     Underwriting expenses incurred                   1,973,463           2,502,976
                                                      ---------           ---------
         Total expenses                               5,959,483           8,938,260
                                                      ---------           ---------

Income (loss) before provision for
   income taxes                                         204,217            (241,238)

Provision for income taxes, net of $65,071
   tax benefit from loss carryforward for 1995            4,067                   0
                                                     ----------           ---------

Net income (loss)                                      $200,150           ($241,238)
                                                     ----------           ----------

Earnings per common share:
   Net income (loss)                                      $0.07              ($0.08)
                                                     ----------           ----------

The accompanying notes are an integral part of the consolidated financial statements.

                 North East Insurance Company and Subsidiaries
                     Consolidated Statements of Operations
                    for the Three Months ended September 30


                                                           1995                1994
                                                           ----                ----
Revenues:
     Premiums earned                                 $2,910,536          $3,399,525
     Premiums ceded                                   1,011,445             770,921
                                                      ---------             -------
         Net premiums earned                          1,899,091           2,628,604
     Net investment income                              311,308             372,415
     Realized capital losses                            (20,854)            (67,954)
                                                      ----------          ----------
         Total revenues                               2,189,545           2,933,065

Expenses:
     Losses and loss adjustment expenses              1,456,124           2,842,829
     Reinsurance recoveries                            (416,534)           (515,072)
                                                       ---------           ---------
         Net losses and loss adjustment
            expenses                                  1,039,590           2,327,757
     Underwriting expenses incurred                   1,004,109             589,283
                                                      ---------             -------
         Total expenses                               2,043,699           2,917,040
                                                      ---------           ---------

Income (loss) before provision for
   income taxes                                         145,846              16,025

Provision for income taxes, net of $46,392
   tax benefit from loss carryforward for 1995            2,900                   0
                                                      ---------           ---------

Net income (loss)                                      $142,946             $16,025
                                                      ---------           ---------

Earnings per common share:
   Net income (loss)                                      $0.05               $0.01
                                                      ---------           ---------

The accompanying notes are an integral part of the consolidated financial statements.

                 North East Insurance Company And Subsidiaries
                     Consolidated Statements of Cash Flows
                     for the Nine Months ended September 30

                                                             1995                 1994
                                                             ----                 ----
Cash flow from operating activities:
   Insurance premium received                          $4,860,347          $11,309,399
   Loss and loss adjustment expenses paid              (5,401,644)         (10,617,185)
   Operating expenses paid                             (1,759,555)          (2,836,310)
   Investment income received                           1,096,026            1,261,280
                                                       ----------           ----------
        Net cash used in operating activities           1,204,826)            (882,816)
                                                       -----------          -----------

Cash flows from investing activities:
   Fixed maturities available for sale, sold            2,355,073            4,527,973
   Fixed maturities available for sale, purchased               0           (4,952,747)
   Equity securities available for sale, purchased              0             (412,714)
   Due from broker                                              0             (543,460)
   Purchase of furniture, fixtures and
        equipment                                         (40,397)            (289,249)
   New issuance of common stock                                 0                6,736
                                                        ---------           ----------
        Net cash provided
        (used) in investing activities                  2,314,676           (1,663,461)
                                                        ---------           -----------

   Net increase (decrease) in cash, book overdraft
        and short-term investments                      1,109,850           (2,546,277)
   Cash, book overdraft and short-term
        investments at beginning of year                  844,155            3,911,749
                                                       ----------           ----------
   Cash, book overdraft and short-term
        investments at end of period                   $1,954,005           $1,365,472
                                                       ----------           ----------

The accompanying notes are an integral part of the consolidated financial statements.

                 North East Insurance Company And Subsidiaries
                  Consolidated Reconciliation of Cash Used In
                   Operating Activities to Net Income (Loss)
                     for the Nine Months ended September 30

                                                           1995                  1994
                                                           ----                  ----
Net income (loss)                                      $200,150             $(241,238)

Increase in net premium and ceded
   reinsurance balances                                   9,280               109,689
Increase (decrease) in unearned
   premium reserve                                     (725,888)              663,593
Decrease in loss and loss adjustment
   expense reserve                                   (1,180,744)           (1,273,089)
Decrease in investment income
   due and accrued                                      104,479               107,473
Decrease in deferred policy acquisition
   costs                                                 16,470              (139,634)
Decrease in expense accruals                             47,838              (367,723)
Amortization of bond premium, net                        59,029                50,476
Depreciation and amortization expense                    93,769               123,547
Loss on investment activities                           103,577                84,090
Write down of mortgage note in default                   67,214                     0
                                                     ----------             ----------
Net cash used in operating activities               $(1,204,826)            $(882,816)
                                                    ------------            ----------

The accompanying notes are an integral part of the consolidated financial statements.

                 North East Insurance Company and Subsidiaries

                   Notes to Consolidated Financial Statements

SEPTEMBER 30, 1995

1. The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures which are made are adequate to make the information presented not misleading, particularly when read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-KSB. In Management s opinion, the attached interim financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented.

2. In May 1993, the FASB issued FAS No. 114 ("Accounting by Creditors for the Impairment of a Loan"), which defines the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

In October 1994 the FASB issued FAS No. 118 ("Accounting by Creditors for the Impairment of a Loan - Income Recognition and Disclosure"), which amends FAS 114 to allow a creditor to use existing methods for recognizing, measuring and displaying interest income on an impaired loan.

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

                 North East Insurance Company and Subsidiaries


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 1995
------------------------------------

Net premiums written amounted to $4,616,186 for the nine months ended September 30, 1995 compared with $8,300,324 for the nine months ended September 30, 1994. This decrease is the result of a decline in direct premiums written from $10,624,195 for the nine months ended September 30, 1994 to $8,550,080 for the nine months ended September 30, 1995 and restructuring of current reinsurance arrangements for rate and expense recovery. The decline in direct premium volume is attributable to the application of tighter underwriting standards commencing in the Fall of 1994 and a review of agency performance over the past three years which resulted in ties being severed with 40 agents. The Company is continuing to review the terms of its reinsurance arrangements with regard to coverages and anticipates finalization of the remaining items being discussed in the latter half of 1995. Net earned premiums declined to $5,342,075 for the nine months ended September 30, 1995 from $7,627,305 for the nine months ended September 30, 1994 for these same reasons.

Loss and loss adjustment expenses represented 74.6% and 84.4% of net earned premium for the nine months ended September 30 1995 and 1994, respectively. The lower ratio for the nine months ended September 30, 1995 includes lower estimates of loss ultimates for accident years 1994 and prior compared with the amounts estimated at year end 1995.

Underwriting expenses incurred amounted to $1,973,463 and $2,502,976 for the nine months ended September 30, 1995 and 1994, respectively. The ratio of expenses to net written premiums was 42.8% for the nine months ended September 30, 1995 compared with 30.2% for the nine months ended September 30, 1994. The expense ratio for 1995 is significantly impacted by the implementation of a new computer network system anticipated to be operational for all policies issued with effective dates commencing January 1996.

Net investment income amounted to $992,416 for the nine months ended September 30, 1995 compared with $1,153,807 for the nine months ended September 30, 1994. The reduction is attributable to lower yields in our overall investment portfolio and a decrease in the investment portfolio.

Net income for the nine months ended September 30, 1995 was $200,150 or $0.07 per share compared with a loss of $241,238 or $0.08 per share for the nine months ended September 30, 1994.

Three Months Ended September 30, 1995
-------------------------------------

Net premiums written amounted to $1,995,724 for the three months ended September 30, 1995 compared with $2,112,584 for the three months ended September 30, 1994. Net earned premiums declined to $1,899,091 for the three months ended September 30, 1995 from $2,628,604 for the three months ended September 30, 1994 for these same reasons as the nine month decline.

Loss and loss adjustment expenses amounted to $1,039,590 and $2,327,757 for the three months ended September 30 1995 and 1994, respectively. Underwriting expenses incurred amounted to $1,004,109 for the three months ended September 30, 1995 compared with $589,283 for the three months ended September 30, 1994. 1994 expenses benefitted from the cancellation of a 20% quota share reinsurance arrangement and the adoption of a new 35% quota share treaty effective June 1, 1994. Fixed overhead expenses over the periods remained flat.

Net investment income amounted to $311,308 for the three months ended September 30, 1995 compared with $372,415 for the three months ended September 30, 1994. The reduction is attributable to lower yields in our overall investment portfolio.

Net income for the three months ended September 30, 1995 was $142,946 or $0.05 per share compared with $16,025 or $0.01 per share for the three months ended September 30, 1994.

Liquidity and Capital Resources
-------------------------------

Cash used in operating activities amounted to $1,204,826 for the nine months ended September 30, 1995 compared with $882,816 for the nine months ended September 30, 1994. Cash provided by investing activities amounted to $2,314,676 for the nine months ended September 30, 1995 compared with cash used in investing activities of $1,663,461 for the nine months ended September 30, 1994.

The fair value of the Company's fixed maturities available for sale was $37,630 less than the amortized cost at September 30, 1995 compared with $2,036,259 less at December 31,1994.

The Company maintains short term investments to provide a cash resource should the demands from operations exceed incoming cash flow. Short term investments amounted to $2,181,435 at September 30, 1995 compared with $1,071,761 at December 31, 1994. The Company believes that this level is sufficient to meet any unanticipated cash demands.

                 North East Insurance Company and Subsidiaries

Part II: OTHER INFORMATION
--------------------------

     Item 5. Other Information

     Robert S. Nichols, Albert E. Gibbons and David D. Chase have withdrawn an earlier proposal to purchase a substantial block of the outstanding stock of North East Insurance Company. Messes. Nichols, Gibbons and Chase had agreed to purchase 810,000 shares from the trustee for Bernard D. Gershuny and an additional 215,000 shares from a creditors committee in the American Motor Club, Inc. bankruptcy proceeding. The shares amounted to approximately 34.3% of the outstanding common stock of North East Insurance Company. The group's purchase commitments were subject to certain conditions, including the requirement that the purchasers seek and obtain necessary approvals from Maine and New York insurance regulatory officials. On September 21, 1995 the group had filed a Form A application with the Maine Bureau of Insurance, seeking regulatory approval of the transaction. On or around October 16, 1995 the group notified the Bureau orally of their intention not to proceed with the contemplated purchase. The group filed a
     formal withdrawal of their application on November   , 1995.

     The North East Insurance Company Board of Directors has voted to recommend an increase in the size of the Board from seven to ten, and has nominated the following individuals for election at a substitute Annual Meeting of Shareholders to be held November 15, 1995: Robert G. Schatz, Joseph M. Hochadel, Edward L. Dilworth, Jr., Andrew Greenbaum, Bruce Suter, Edward B. Batal, David D. Chase, Terence P. Cummings, Robert A. Hancock, and Wilson
     G. Hess. Of these, Messrs. Schatz, Hochadel, Dilworth, Greenbaum and Suter presently serve as directors of North East Insurance Company.

     Item 6. Exhibits and Reports on Form 8 - K

     a) Exhibits
         27  Financial Data Schedules

     b) Reports on Form 8-K
         No report on Form 8-K was filed during the most recent fiscal quarter.

                 North East Insurance Company and Subsidiaries
                                  Form 10-QSB
                                 Exhibit Index

      Exhibit
      Number          Description                           Page
      ------          -----------                           ----
            27        Financial Data Schedules                14

                 North East Insurance Company and Subsidiaries

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTH EAST INSURANCE COMPANY

Date:   November 10, 1995               By   /S/ Robert G. Schatz
                                             ---------------------------------
                                             Robert G. Schatz
                                         President and Chief Executive Officer

Date:   November 10, 1995               By   /S/ Graham S. Payne
                                             ---------------------------------
                                             Graham S. Payne
                                         Treasurer and Chief Financial Officer