Form 10KSB40
period 1995-12-31
NORTH EAST INSURANCE CO
filed 1996-03-29
CIK 352162

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 Form 10 - KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                  For the fiscal year ended December 31, 1995

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from .................. to ................

                          Commission File No. 0-11184
                          NORTH EAST INSURANCE COMPANY
                (Name of small business issuer in its charter )

           Maine                                                 01-0278387
( State or other jurisdiction of                          ( I.R.S. employer
incorporation or organization )                          identification number )

482 Payne Road, Scarborough, Maine                                  04074
( Address of principal executive offices )                       ( Zip code )

Issuer's telephone number: (207) 883-2232

Securities registered under to Section 12(b) of the Exchange Act: None Securities registered under to Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $1.00
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes X    No
                                                              ---     ---
Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year: $7,943,949

The aggregate market value of the voting stock held by non-affiliates as of March 8, 1996 was $3,740,392.

There were 2,992,314 common shares outstanding as of March 8, 1996.
Documents Incorporated by Reference: Portions of the Proxy Statement for 1996 Annual Meeting of Shareholders (to be filed by April 30, 1996 are incorporated
into Part III Transitional Small Business Disclosure Format:  Yes   No X
                                                                 ---  ---

Exhibit index on Page       55
                     ---------

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

North East Insurance Company ("North East" or "NEIC") was organized as a Maine corporation on August 9, 1965 and began writing insurance in June, 1966. In 1981, North East's securities became publicly traded (Symbol: NEIC). The Company has a wholly-owned subsidiary, American Colonial Insurance Company ("ACIC"), a New York corporation, which began business in 1982. In addition to ACIC, North East owns 100% of North Atlantic Underwriters, Inc., a Maine corporation ("NAU"), an in-house brokerage operation which assists North East in marketing its insurance products to independent brokers. The consolidated financial results of North East and its subsidiaries (the "Group") for 1995 and prior years are presented and discussed elsewhere in this report. See "Consolidated Financial Statements" and "Management's Discussion and Analysis".

At December 31, 1995 the Group employed thirty eight full-time employees and two part time employees.

The Group is engaged in the business of underwriting and accepting property and casualty insurance risks. Its principal insurance products consist of personal and commercial automobile coverage (including automobile liability and automobile physical damage) and other general lines including but not limited to homeowners, general liability, commercial multi-peril, inland marine, fire and allied lines. In 1995 the Company, as a result of poor performance, ceased issuing new homeowners policies .

North East or its subsidiary, ACIC, is licensed to write business in the states of Florida, Louisiana, Maine, Mississippi, Nevada, New York, Rhode Island, Texas and Utah and in the District of Columbia. In addition, either North East or ACIC is approved to write business as a surplus lines carrier on a non-admitted basis in several other states. These licenses and approvals are subject to regulatory limitations in certain of the named jurisdictions. North East has limited its writing of insurance products to the State of Maine since 1986. ACIC, under an agreement with the Insurance Department of the State of New York, has not written any new or renewed any existing business since March 1990 (see "Description of Business-Regulation).

The Group believes that it can compete favorably for small personal and commercial insurance premium/risk accounts by providing prompt service to agents and insureds. All products offered by North East include payment options which afford the insured the opportunity to select an option in which the payments are made over the policy term. The payment options further benefit commercial insureds, providing an alternative to avoid costly premium finance charges.

The following is a summary of selected consolidated financial information for each of the three years in the period ended December 31, 1995. This information is prepared in accordance with generally accepted accounting principles and should be read in conjunction with the Consolidated Financial Statements and the Notes presented elsewhere in this report.

                                                      Years Ended December 31
                                         ----------------------------------------------------------------------
                                          1995                         1994                           1993
Total Assets                             $34,483,828                $34,335,453                     $37,985,881

Total Liabilities                         28,062,777                 31,136,581                      32,145,990

Shareholders' Equity                       6,421,051                  3,198,872                       5,839,891

Net Premiums Written                       5,798,259                  9,963,504                       9,769,432

Net Premiums Earned                        6,871,074                 10,252,642                      10,075,705

Net Investment Income                      1,298,601                  1,530,734                       1,851,051

Realized Capital Gains(Losses)              (225,726)                  (473,102)                        798,736

Total Revenue, Net                         7,943,949                 11,310,274                      12,725,492

Income (Loss) Before
 Provision for Income Taxes                  762,818                   (947,957)                        490,314

Provision for Income Taxes                    14,500                          0                          10,000

Net Income (Loss)                        $   748,318                $  (947,957)                    $   480,314

The operating results of the Group have historically relied on income from investment activities (including realized capital gains) to provide sufficient income to offset underwriting losses. Underwriting losses amounted to $310,057, $2,005,589 and $2,159,473 for the years ended December 31, 1995, 1994 and
1993, respectively.

UNDERWRITING

The Group experienced a loss and loss adjustment expense ratio of 58.0% and an expense ratio of 55.1% in 1995. The combined ratio for the Group in 1995 was 113.1%, meaning that loss and loss adjustment expenses and underwriting expenses exceeded related premium by 13.1%. This represents an improvement over 1994 and 1993, which had combined ratios of 120.6% and 122.7%, respectively. The combined ratio is a key measure of underwriting profitability traditionally used in the property and casualty insurance business. It equals the sum of the ratio of losses and loss adjustment expenses to net premiums earned and the ratio of underwriting expenses incurred to net premiums written.

The Group's underwriting results may be best understood by viewing the book of business underwritten and earned by North East separately from that of ACIC for 1995. The results of North East represent ongoing operations of the Group, whereas the ACIC book is in run-off. ( For additional information see Item 6 "Management's Discussion and Analysis").

North East Insurance Company
----------------------------

Underwriting results for North East by line of business for 1995 were as follows:

                                   Net               Net
                                 Premiums           Premiums         Operating
                                 Written            Earned          Gain (Loss)*
                                 --------           ------          ------------
Auto Liability                  $3,572,608        $4,295,285          $  (8,859)
Auto Physical Damage             1,371,315         1,628,961           (318,783)
Commercial Multi-peril             272,531           295,400            178,844
Homeowners                         164,061           214,881           (245,525)
All Other                          397,737           416,540           (325,732)
                                ----------        ----------          ---------
TOTAL                           $5,778,252        $6,851,067          $(720,055)
                                ==========        ==========          =========

*Before net investment income and realized capital gains (losses).

The Auto Liability book of business includes commercial vehicles, primarily in the logging industry, non-standard private passenger coverage and snowmobiles. The Auto Liability book produced a loss and loss adjustment expense ratio of 56.5% in 1995.

The Auto Physical Damage book primarily reflects coverage for private passenger automobiles in Maine, a historically good performing line for North East. For the year ended December 31, 1995, the loss and loss adjustment expense ratio for Auto Physical Damage was 72.6%.

The Homeowners book, discontinued in 1995, experienced a loss and loss adjustment expense ratio of 170.1% for the year ended December 31, 1995.

The remainder of North East's book consists of Commercial Multi-Peril, General Liability, Fire & Allied Lines and Inland Marine. The loss and loss adjustment expense ratio for these lines of business was 69.6% for the year ended December 31, 1995.

The loss and loss adjustment expense ratio for all lines of North East's business in 1995 was 65.2% and the expense ratio was 53.7% resulting in a combined loss and expense ratio of 118.9%. This combined ratio indicates the business produced an underwriting loss of 18.9% for each net premium dollar for the year ended December 31, 1995.

American Colonial Insurance Company
-----------------------------------

ACIC, which has not written any new or renewal business since March 1990, experienced favorable development in its loss and loss adjustment expense reserves in 1995 amounting to $482,135. This favorable development was attributable to the auto liability and general liability lines of business.

The runoff of ACIC's book of business is well into its sixth year. As time passes, the ability to predict the ultimate outcome of ACIC's unsettled claims becomes less precise due to the majority of ACIC's outstanding claims being in litigation making the outcome more difficult to predict. ACIC's total loss and loss adjustment expense reserves amounted to $5,222,413 at December 31, 1995 compared with $6,541,918 at December 31, 1994. Management believes these reserves are adequate to cover all future loss settlements and represent the best estimate of the total liability as of the balance sheet date, however, management is also cognizant that the final ultimate liability will yield a varied result. Management will continue to monitor ACIC's claim settlements closely in order to provide timely adjustments to this reserve when appropriate.

MARKETING

NEIC utilizes independent agents to market its products. Management strives to enhance agency relationships and encourage their longevity through an agency relations program. An agents advisory board, established by North East in 1991, allows a forum for North East to identify problems facing agents and implement changes, where appropriate. Through the advisory board, agents can express their views on North East's performance and how North East may better fill their needs. In addition, periodic regional roundtable meetings are held, to which all agents and their representatives are invited to discuss the direction of the Company and changes the Company plans to implement.

In March of 1995, management commenced an agency review utilizing quantitative and qualitative measures. Factors in the review included volume - written premium, historical loss ratios - one and three year analysis, mix of products, North East's rank in agents' office, other carriers represented by the agency, professionalism of agency personnel, long term plans of agency, geographic location and agents' plans or needs for North East. The review concluded that certain agents did not conform to the Company's needs, and approximately 40 agency relationships were canceled resulting in the loss of approximately $1,000,000 in direct premium writings. The agency review process will continue in 1996.

At year end 1995 there were approximately 90 active authorized agents who represent North East and have binding authority and approximately 60 active independent brokers whose business is subject to underwriting acceptance by North East. The agents produced 89.4% of the business written by North East in 1995, with the independent brokers accounting for the remaining 10.6%. North East chooses to utilize both independent agents and brokers in order to maximize its geographical service and marketing coverage while maintaining a solid but smaller core of authorized agents who can directly represent the Company.

Certain of the agents and brokers are under common ownership. Although no single agency produced more than 5% of North East's direct premiums written in 1995, one affiliated group of agents was responsible for 8.6%, a second group accounted for 7.9% and a third group accounted for 5.5%. Nine agents provided the Company with direct premiums written in excess of $200,000, and twenty five agents provided the Company with direct premiums written between $100,000 and $200,000.

While the loss of any individual producing agent could have an impact on the business of North East, management believes it has a good relationship with its agents.

Independent brokers are compensated solely on a commission basis, whereas the authorized agents, in recognition of North East's reliance on them for the selection of profitable business, are compensated with both commissions and a profit sharing plan. The profit sharing plan provides each agent with the incentive to earn additional compensation provided certain volume and underwriting profitability guidelines are met. Profit sharing payments amounted to approximately $48,640, $98,129 and $118,206 in 1995, 1994 and 1993,
respectively, and are expected to continue to increase as agents recognize the heightened incentives under the plan.

REINSURANCE

The Group operates under the philosophy of retaining as much risk as is prudent for its size, purchasing reinsurance from qualified professional reinsurers and continually monitoring these relationships. The Group's intention is to seek out and develop reinsurance relationships only with those professional reinsurers who meet the Group's criteria for financial integrity. The Group's current reinsurance is placed through a reinsurer rated "A" by A.M. Best. In formulating its reinsurance arrangements, the Group complies with both Maine and New York insurance laws prohibiting the retention of any individual risk in an amount exceeding 10% of its surplus.

The Group manages its risk exposure through both individual risk excess of loss reinsurance arrangements (treaties), casualty clash excess of loss and property catastrophic excess of loss reinsurance in which the reinsurers assume that portion of the risk not retained by the Group. The Group also employed a 35% quota share treaty for the full year ended December 31, 1995. The Group's maximum net retention for the period between January 1, 1995 and November 30, 1995 was $65,000 and $32,850 for the period of December 1,1995 to December 31,1995.

The ceding of business to reinsurers does not discharge the Group from its ultimate liability to the policyholder. The Company is liable to the policyholder for the full claim amount and is responsible for collecting the reinsured portion from its reinsurers. Management believes, based on the information available to it, that its present reinsurers are of sound financial condition and will honor their obligation.

INVESTMENTS

At December 31, 1995, based on current market values, 57% of the fixed maturities were invested in U.S. Treasuries or U.S. guaranteed instruments, 7% were invested in public utilities and 36% were invested in corporate securities. The Group does not purchase securities with the intention of holding such securities through their maturity date and therefore does not match the maturation dates to the anticipated payouts of its claim liabilities. The Group anticipates, based on its most recent experience and trends, it will be necessary to sell a portion of ACIC's invested assets in 1996 in order to fund its day to day operating needs.

The Group also maintains short-term investments, primarily U. S. Government backed funds, which are immediately available for operating activities should cash outflow suddenly exceed incoming cash from premium collections and investment income. At December 31, 1995, short-term investments amounted to $1,868,258.

The gross average investment yield based on amortized cost of the investment portfolio was 7.1% and 6.8% for the years ended December 31, 1995 and 1994, respectively. The total return, including realized capital gains (losses) was 5.2% and 4.9% for the years ended December 31, 1995 and 1994, respectively.

The Board of Directors has recently established a committee to review the Group's investment policy. It is anticipated that, as a result, the Group may restructure its investment portfolio to include shorter duration securities.

REGULATION

The Group is subject to regulation and supervision by the Maine Superintendent of Insurance or similar official in each of the jurisdictions in which it is authorized to transact insurance business. Such regulation and supervision includes, among other things, requirements as to capital and surplus, solvency standards, granting and revoking licenses to transact business and the licensing of agents, approval of policy forms and rates, restrictions on the amount of risk assumed, deposits of securities, methods of computing reserves and the types and concentration of investments permitted. The Group is required to file detailed annual and other reports of its financial condition, affairs and management with such regulatory agencies and is subject to periodic examination by them.

During 1995 the Maine Bureau of Insurance conducted an examination of North East for the three-year period ended December 31, 1994. The Bureau's report (which is in the final stages of completion) calls for a reduction in the Company's reported statutory surplus as of the end of 1994, from $3,765,107 to $3,476,356. Of the reduction, $102,214 was attributable to the examiners' write-down in the value of the mortgage note receivable held by NEIC on its former office building. That building has since been resold and the full amount of the write-down has been recovered. Also during 1995, the New York Insurance Department conducted an examination of ACIC for the three-year period ended December

31, 1994; a preliminary report has been received indicating acceptance of the Statutory Financial Statements as filed.

At December 31, 1989, ACIC's underwriting results caused its leverage ratio (loss and loss adjustment expense reserves to surplus) to exceed industry norms, causing both management and regulatory officials concern. At a meeting with New York regulators held in July 1990, management agreed not to write any new or renew any existing business through ACIC until such time as both parties agreed that the leverage ratio was in line with industry norms and with the types of business contemplated. ACIC's leverage ratio, which was 8.3 to 1 at December 31, 1989, has improved to 1.4 to 1 at December 31, 1995. Management does not have any immediate plans to write business through ACIC.

Statutory surplus at December 31, 1995 was $5,170,158. Based on guidelines established by the National Association of Insurance Commissioners, the ratio of net premiums written to statutory surplus should not exceed 3 to 1. Under this formula, the Group may retain approximately $15,510,474 of net premiums written for its own account (by comparison 1995 net written premiums amounted to $5,798,259). The Group expects to remain within the constraints of this guideline in 1996.

For the year ending December 31, 1994 the National Association of Insurance Commissioners adopted the reporting of Risk Based Capital for Property and Casualty Insurance Companies. Risk based capital is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. It provides an elastic means of setting the capital requirement in which the degree of risk taken by the insurer is the primary determinant. The four major categories of risks involved are:

                 - Asset Risk; This is the risk of assets' default of principal/interest or fluctuation in market value.

                 - Credit Risk; This is the risk of default on amounts due from reinsurers, policyholders, or other creditors.

                 - Underwriting Risk; This is the risk of under-estimating liabilities from business already written or inadequately pricing business in the coming year.

                 - Off-Balance Sheet Risk; This is the risk associated with items such as excessive premium growth, contingent liabilities and other items not reflected on the balance sheet.

The results of the risk based capital computation provide regulators with a tool from which they can base regulatory action. Based on trigger points included in the risk based capital computation the following action could result should a company's surplus level be less than predetermined multiples of the authorized control level amount as determined by the formula.

            Action                             % of Authorized Control Level Risk Based Capital
            ------                             ------------------------------------------------
             None                              Greater than 200%
             Company Action                    200%
             Regulatory Action                 150%
             Authorized Control                100%
             Mandatory Control                 70%

Under the risk based capital formula the authorized control level risk based capital for North East Insurance Company and American Colonial Insurance Company at December 31, 1995 was $1,211,124 and $441,268, respectively. The statutory surplus at December 31, 1995, as reported, was 426.9% for North East Insurance Company and 825.9% for American Colonial Insurance Company of their respective authorized control level risk based capital. Accordingly, the statutory surplus levels of North East Insurance Company and American Colonial Insurance Company were adequate under the risk based capital formula.

COMPETITION

The Group currently does not write any business outside the State of Maine. The Company also competes with national and regional insurers that market their products directly as well as through the independent agency system. Over the past several years, the direct writers have significantly increased their market share, at the expense of independent agents. The Company continues to believe, however, that NEIC's own products are best marketed through the network of independent agents.

The Company also faces competition from insurers that focus on non-standard markets, particularly with regard to automobile insurance. This competition includes pricing pressures and one time agents' incentives.

ITEM 2 - DESCRIPTION OF PROPERTY

North East currently leases approximately 10,000 square feet of office space at 482 Payne Road, Scarborough, Maine pursuant to a lease expiring December 31, 2000. Upon expiration North East has an option to extend the lease for an additional 10 years. Management believes that the premises are adequate for its current and foreseeable needs.

ITEM 3 - LEGAL PROCEEDINGS

THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF AMERICAN MOTOR CLUB, INC. V. BERNARD GERSHUNY, ET AL. (U.S. District Court for the Eastern District of New York, 1992). This is an action brought by a committee of unsecured creditors (the "Committee") previously appointed in the Chapter 11 bankruptcy proceeding of American Motor Club, Inc. ("AMC"). The Committee alleges that Bernard Gershuny, First National Life and Casualty, Nicholas

Neu, and others improperly used AMC's funds to acquire NEIC stock. (Mr. Gershuny is the subject of a 1987 order of the Maine Bureau of Insurance prohibiting him from exercising voting control over 810,000 shares of common stock owned by him, and requiring him to hold the shares in a non-voting trust. First National Life and Casualty was the record owner of an additional 215,000 shares of NEIC common stock.) The Committee seeks recovery of the value of the allegedly diverted funds and/or to impose a constructive trust on the relevant North East shares. The complaint states that North East and the trustee of the Gershuny non-voting trust are "nominal" defendants to the action. The Committee does not seek any monetary damages from NEIC. Mr. Gershuny, Mr. Neu, and other defendants have asserted various cross-claims in connection with this action. With respect to North East, these include a claim that NEIC breached contractual commitments to provide automobile insurance coverage to certain AMC members. The claimants seek an unspecified amount of damages from North East, believed to exceed $1 million; the claimants also seek recovery of $100,000 allegedly paid by AMC to North East. NEIC has denied these claims and believes that it has valid defenses to these claims. An additional defendant (Mr. Ford) has alleged that various persons, including the Company and Mr. Gershuny's counsel, have committed abuse of process, the "tort of outrage," and violations of the Federal Racketeer Influenced and Corrupt Organizations Act. Mr. Ford is a convicted felon who filed this pleading from prison on a pro se basis. NEIC believes Mr. Ford's claims to be frivolous. Over the past three years, certain settlement arrangements have been tentatively entered into, with approval from the court. All such arrangements have been contingent, however, on the sale of NEIC stock by the Gershuny non-voting trust, with the proceeds to be allocated as set forth in a settlement order of the court. Since 1994 two different prospective purchasers (the Tanner/Chesapeake Group and the Nichols Group) have filed Form A applications with the Maine Bureau of Insurance, seeking to obtain requisite regulatory approvals for the purchase of these and other shares. In each case, the applications have been withdrawn and the proposed purchases terminated. As a result, the relevant shares remain unsold, thereby preventing consummation of the proposed settlement.

Except for the foregoing matter, and other than ordinary routine litigation incidental to the business, there are no material legal proceedings pending with regard to NEIC or its wholly-owned subsidiary ACIC.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Substitute Annual Meeting of Shareholders was held on November 15, 1995. The following matters were voted on by shareholders, and received the votes indicated.

1. Election of ten directors to serve until the 1996 Annual Meeting of Shareholders.

                                               Withhold
                                               Authority         Broker
                                 For             For             Non-Votes
                                 ---             ---             ---------
Robert G. Schatz              1,779,974         22,200                 0
Joseph M. Hochadel            1,779,874         22,300                 0
Edward L. Dilworth, Jr.       1,432,970        369,204                 0
Andrew Greenbaum              1,434,220        367,954                 0
Bruce H. Suter                1,779,974         22,200                 0
Edward B. Batal               1,759,724         42,450                 0
David D. Chase                1,372,719        429,455                 0
Terence P. Cummings           1,779,874         22,300                 0
Robert A. Hancock             1,779,974         22,200                 0
Wilson G. Hess                1,622,124        180,050                 0

2. Ratification of the appointment of Coopers & Lybrand L.L.P. as independent accountants to the Company for the fiscal year ending December 31, 1995.

                                                                     Broker
                             For             Against    Abstain     Non-Votes
                             ---             -------    -------     ---------
         TOTAL               1,784,674          9,400       8,100           0

3. Approval of a proposed Stock Option Plan.

                                                                     Broker
                             For             Against    Abstain     Non-Votes
                             ---             -------    -------     ---------
         TOTAL               738,930           56,105      44,250     962,889

Approval of the Stock Option Plan would have required the affirmative vote of at least 1,496,158 shares of Common Stock, representing a majority of the shares issued and outstanding. Since the requisite number of affirmative votes was not obtained, this matter was defeated.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information concerning the executive officers of North East Insurance Company.

Under the Company's bylaws, officers are elected annually by the Board of Directors and serve at the pleasure of the Board.

There are no family relationships between any of the executive officers of the Company, nor were there any special arrangements by which any of them was elected to his or her position.

ROBERT G. SCHATZ, age 50, has served as President and Chief Executive Officer of the Company since March 1988. He was elected as a Director in December 1987.

RONALD A. LIBBY, age 52, joined the Company in December 1994 and serves as its Chief Operating Officer. From 1987 to 1994 he was President of Maine Mutual Fire Insurance Company.

SAMUEL M. KOREN, age 55, is Senior Vice President and Secretary of NEIC. He joined the Company in 1977 and has been an Officer since 1978.

GRAHAM S. PAYNE, age 50, has been Treasurer and Chief Financial Officer of the Company since 1987.

REBECCA J. CERNY, age 43, has held the position of Vice President of the Company since 1989. From 1986 to 1995 she also serve as a Director of the Company.

                                    Part II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

North East's common shares are traded on the over-the counter market. Quotations are available from the National Quotation Bureau Inc.

As of March 8, 1996, there were 198 holders of record of North East's common shares.

The high and low closing bid prices for North East's common shares for each quarterly period for the two most recent fiscal years are as follows:

                                 1995                       1994
                                 ----                       ----
                           HIGH        LOW             HIGH       LOW
First Quarter              $1.75      $1.25           $2.13     $1.50
Second Quarter              1.38       0.69            1.88      1.63
Third Quarter               1.75       1.13            2.38      1.63
Fourth Quarter              2.13       1.00            2.00      1.25

Such prices reflect prices without retail mark-up, mark-down or commission and may not represent actual transactions.

DIVIDENDS

North East has never paid and does not anticipate paying dividends in the foreseeable future. Based on the current accumulated deficit of North East , the Company currently is prohibited from paying dividends.

Under the insurance laws of the State of Maine, cash dividends may only be paid out of that part of the available accumulated surplus funds which are derived from realized net operating profits on North East's insurance business and from net realized capital gains. In addition, among other statutory restrictions, a Maine insurer's policyholders' surplus following any dividends or distributions to shareholders must be reasonable in relation to the insurer's outstanding liabilities and its financial needs. Furthermore, North East may not pay "extraordinary" dividends or make any other distribution (i.e. dividends or distributions made within the next 12 months, which exceed the greater of (i) 10% of North East's surplus to policyholders or (ii) North East's net investment income, in either case as of the December 31 preceding) unless the Superintendent of Insurance of Maine has been notified of the declaration and has either approved it or has failed to disapprove it within 60 days. Any payment of cash dividends by North East would result in a reduction in the capacity of North East to write new premiums since the volume of insurance that can be written is determined by the available surplus of North.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Refer to Item 1 "Description of Business" for additional disclosure and understanding of the operations of the Group.

GENERAL DISCUSSION

The results from operations for 1995 improved significantly compared with 1994 and 1993. Management of North East continues to work towards improving its results from underwriting activities. The focus on underwriting results includes a blending of adequate rates, agency relations, premium volume, product mix, loss prevention awareness, data processing efficiency and reinsurance support. Over emphasis or inattention to a single element of these keys to managing our business can upset the balance required to achieve underwriting profitability. Management of North East is working with the goal of achieving this balance.

In the summer of 1994 the Company hired two experienced personal lines underwriters and divided the underwriting department into teams under their direction. The Company hired an experienced insurance professional for the position of Chief Operating Officer in December 1994 to spearhead the Company's operating activities. In 1994 and 1995 the Company also began the process of updating its information systems by selecting an insurance software system suited to it's current needs. During the latter half of 1995 the Company completed testing of the new system and began the conversion process.

In 1995 management reviewed the Company's performance in order to determine the steps necessary to improve the bottom line results. This review led to the decision to withdraw from the homeowner insurance market. Despite efforts to revive this product, premium levels remained stagnant and loss ratios consistently exceeded 150%. The prospect of developing this program to a level of premium volume which could support associated losses was marginal. Accordingly, withdrawal from this program was appropriate at this time. Management intends to revisit homeowners insurance products in 1997 or 1998 to evaluate areas of specialty or uniqueness for which the Company may respond with a program tailored to specific needs.

During 1995, the Company identified its auto programs, both personal and commercial, as its core products. Management has identified a poor retention history for these programs translating into increased operating costs relative to premium retained. Management is considering incentives in the form of premium credits which will be introduced to encourage insureds to maintain their insurance coverage with the Company.

From a commercial lines perspective, management has determined that its efforts during 1996 will be directed toward identification and development of small commercial risk accounts that do not customarily attract predatory pricing and underwriting tactics prevalent within the commercial insurance market.

The new information system will be fully operational during 1996. It will provide the Company with the ability to interface claims activity with policy issuance. All inforce policies will be captured in this system by year end 1996,thereby providing increased efficiencies for 1997 policy renewal and policy endorsement transactions.

RESULTS OF OPERATIONS IN 1995
COMPARED WITH 1994 AND 1994 COMPARED WITH 1993

The Company's operations for the three years ended December 31, 1995 comprise two major components. Direct business represents insurance income and expenses associated with policies issued directly by the Company to its policyholders. Ceded business, commonly referred to as reinsurance, includes excess of loss, catastrophe and clash reinsurance arrangements which provide the Company with insurance protection against excessive losses and through quota share reinsurance coverage in which the reinsurer assumes a contractually agreed to percentage or limit of each risk insured by the Company, net of all other reinsurance.

Direct
------

The following comparative table illustrates the components of direct business (including assumed business) written by the Group for each of the three years ended December 31, 1995:

                                                 Year ended December 31,
                                                 -----------------------
                                         1995             1994              1993
                                         ----             ----              ----
Premiums Written                     $11,250,681      $13,273,333       $12,976,884
                                     ===========      ===========       ===========
Premiums Earned                      $11,876,468      $13,114,948       $12,087,226
Loss and Loss Adjustment
Expenses Incurred                      6,855,949       11,411,107        10,008,268
Underwriting Expenses Incurred         4,988,502        4,472,133         4,602,154
                                     -----------      -----------       -----------
Underwriting Gain (Loss)             $    32,017      $(2,768,292)      $(2,523,196)
                                     ===========      ===========       ===========

Loss Ratio                                  57.7%            87.0%             82.8%
Expense Ratio                               44.3             33.7              35.5
                                     -----------      -----------       -----------
Combined Ratio                             102.0%           120.7%            118.3%
                                     ===========      ===========       ===========

Direct premiums written in 1995 declined $2,022,652 in 1995 compared with 1994. The decline is attributable to the cancellation of approximately 40 agency relationships in March of 1995, and reflects tighter underwriting standards applied by two experienced personal lines underwriters hired by the Company in the summer of 1994. The tighter underwriting standards resulted in a significant decline in the loss ratio for the twelve months ended December 31, 1995 compared with 1994 and 1993.

Direct losses and loss adjustment expenses incurred in 1994 and 1993 included claims activity on commercial policies which provided the maximum amount of insurance protection offered by North East ($1,000,000). Premium, loss and expense levels for the twelve months ended December 31, 1994 approximated those recorded for the twelve months ended December 31, 1993.

The 1995 increase in expenses was primarily attributable to legal costs associated with the, now terminated, merger plans with Patrons Oxford Mutual Insurance Company and with two potential change in control filings as well as the conversion to a new data processing system (to be fully operational in 1996) which caused increases to both salary and outside consulting expenses to increase.

Ceded
-----


The following comparative table illustrates the components of ceded business written by the Group for each of the three years ended December 31, 1995:

                                                Year ended December 31,
                                                -----------------------
                                        1995           1994            1993
                                        ----           ----            ----
Premiums Written                     $5,452,422     $3,309,829      $3,207,452
                                     ==========     ==========      ==========
Premiums Earned                      $5,005,394     $2,862,306      $2,011,521
Loss and Loss Adjustment
Expenses Incurred                     2,868,984      3,038,217       1,893,162
Underwriting Expenses Incurred        1,794,336        586,792         482,082
                                     ----------     ----------      ----------
Underwriting Gain (Loss)             $  342,074     $ (762,703)     $ (363,723)
                                     ==========     ==========      ==========

Loss Ratio                                 57.3%         106.1%           94.1%
Expense Ratio                              32.9           17.7            15.0
                                     ----------     ----------      ----------
Combined Ratio                             90.2%         123.8%          109.1%
                                     ==========     ==========      ==========

The Group manages its risk exposure through both individual risk excess of loss reinsurance arrangements (treaties), casualty clash excess of loss and property catastrophic excess of loss reinsurance in which the reinsurers assume that portion of the risk not retained by the Group. The Group also utilizes quota share reinsurance.

The maximum gross policy limits offered by the Company during 1995, 1994 and 1993 was $1,000,000. The Company's maximum net retention during 1993 was $45,000, $100,000 for the period covering January 1, 1994 through June 1, 1994, $65,000 for the period covering June 1,1994 through December 1,1995 and $32,850 for the period covering December 1, 1995 through December 31, 1995.

Effective January 1, 1995 the Company modified the terms of its excess of loss reinsurance treaties, excluding the property catastrophe coverages, to include a ceding commission. Commission revenue is offset by a corresponding increase to ceded premiums written. This modification provides a more appropriate matching of premium revenues with incurred expenses. Expense recovery from reinsurers amounted to $1,794,336 in 1995 compared with $586,792 in 1994 and $482,082 in 1993.

The current excess of loss coverage provides protection for the Company through two layers. The first layer, considered to be the working layer of the coverage, assumes $150,000 of coverage beyond the first $50,000. The second layer, allowing the Company to provide policy limits of our immediate competition, assumes $800,000 of coverage beyond the first $200,000. The casualty clash excess of loss coverage provides for $1,000,000 of coverage in excess of $1,000,000 in the event more than one of our insureds is involved in a single loss occurrence exposing the coverage limits of the policies. The property catastrophe coverage provides for $4,500,000 of coverage in excess of $500,000 in the event of a catastrophe.

The loss ratio in 1995 was significantly improved over 1994 and 1993 due to the absence of claim severity experienced in both 1994 and 1993.

Net
---


The following comparative table illustrates the components of net business retained by the Group for each of the three years ended December 31, 1995:

                                                  Year ended December 31,
                                                  -----------------------
                                        1995               1994                1993
                                        ----               ----                ----
Premiums Written                     $5,798,259         $ 9,963,504         $ 9,769,432
                                     ==========         ===========         ===========
Premiums Earned                      $6,871,074         $10,252,642         $10,075,705
Loss and Loss Adjustment
Expenses Incurred                     3,986,965           8,372,890           8,115,106
Underwriting Expenses Incurred        3,194,166           3,885,341           4,120,072
                                     ----------         -----------         -----------
Underwriting Loss                    $ (310,057)        $(2,005,589)        $(2,159,473)
                                     ==========         ===========         ===========

Loss Ratio                                 58.0%               81.7%               80.5%
Expense Ratio                              55.1                39.0                42.2
                                     ----------         -----------         -----------
Combined Ratio                            113.1%              120.7%              122.7%
                                     ==========         ===========         ===========


Losses resulting from underwriting activities amounted to $310,057 in 1995 compared with a loss of $2,005,589 in 1994 and $2,159,473 in 1993. Losses and loss adjustment expenses represented 58.0%, 81.7% and 80.5% of net earned premium for the years ended December 31, 1995, 1994 and 1993, respectively. Losses and loss adjustment expenses incurred benefited from the redundant development of 1994 and prior loss and loss adjustment expense reserves.

Underwriting expenses incurred decreased from $3,885,341 experienced in 1994 to $3,194,166 in 1995; however the relationship to net premiums written increased from 37.9% in 1994 to 55.1% in 1995. The 1995 decline in underwriting expenses is directly attributable to a modification to our reinsurance treaties wherein the majority of our reinsurance arrangements now include commission offsets.

Underwriting profit (loss) by major category for the years ended December 31, 1995, 1994 and 1993 were as follows:

                                         Years ended December 31,
                                 1995              1994                1993
                                 ----              ----                ----
Auto Liability and
Physical Damage               $(106,762)       $(1,041,829)       $(1,109,501)
Commercial Multi-Peril          169,229           (778,259)          (199,670)
Homeowners                     (245,525)          (522,724)           (77,966)
All Other Lines                (126,999)           337,223           (772,336)
                              ---------        -----------        -----------
TOTAL                         $(310,057)       $(2,005,589)       $(2,159,473)
                              =========        ===========        ===========

Underwriting losses for the auto book improved in 1995 as a result of the redundancy in loss and loss adjustment expense reserves for accident years 1994 and prior. Underwriting losses for homeowners resulted in the decision to discontinue providing this coverage in 1996. The fluctuation in underwriting profit (loss) results for the Company's other categories of business reflect the unpredictability of loss experience associated with low premium volume.

The Group has historically relied on income from investment activities to provide sufficient income to offset underwriting losses to achieve overall profitability. Results from underwriting activities improved significantly in 1995 compared with 1994 and 1993. The improved results reflect management's goal of achieving a breakeven position from its underwriting activities. The 1995 results reflect tighter risk selection standards, rate adjustments to counteract adverse risk submissions, emphasis on agency management and a restructuring of reinsurance terms.

Net investment income was $1,298,601 for 1995 compared with $1,530,734 in 1994 and $1,851,051 in 1993. The gross average yield of the investment portfolio was 7.1%, 6.8% and 7.6% for 1995, 1994 and 1993, respectively. The Company realized investment losses of $225,726 for 1995 compared with realized investment losses of $473,102 in 1994 and a realized investment gain of $798,736 in 1993. Total investment return (including realized investment losses) was 5.1%, 4.9% and 10.5% for 1995, 1994 and 1993, respectively. The realized investment loss in 1995 included a loss of $67,214 pertaining to the write down of a mortgage note, which defaulted in 1995, to the fair value of its collateral (fully recovered in 1996) and $106,171 from the sale of two low grade securities. The 1994 realized loss included $351,010 resulting from the default of a bond which was subsequently converted to an equity security. The 1993 realized gain of $798,736 resulted from the Company's decision to emphasize high grade securities in its investment portfolio and dispose of all securities considered below investment grade.

Net income for 1995 was $748,318 or $0.25 per share compared with a net loss of $947,957 or $0.32 per share in 1994 and $480,314 or $0.16 per share in 1993.
The results for 1995 improved significantly compared with 1994, whereas, the 1994 results approximated those experienced in 1993.

Book value per share amounted to $2.15 at December 31, 1995 compared with $1.07 at December 31, 1994 and $1.96 at December 31, 1993. The 1995 increase in per share book value of $1.08 reflects the recovery of the Company's investment portfolio from a market value which was significantly below amortized cost at December 31,1994 to a level whereby market value exceeded amortized cost at December 31, 1995. The decrease in book value per share experienced in 1994 of $0.89 includes $0.57 pertaining to the write down of the Company's investment portfolio from amortized cost to market value at December 31, 1994. These fluctuations reflect the sensitivity of the Company's investment portfolio to interest rate changes regulated by the Federal Reserve. The Company's Board of Directors has recently established a committee to review the Group's investment policy. The following table reconciles book value per share at December 31, 1994 to book value per share at December 31,1995.

Book Value Per Share                                    Year ended December 31,
--------------------                                    -----------------------
                                                         1995             1994
                                                         ----             ----
Beginning of year                                        $1.07            $1.96
Change in unrealized appreciation
of investments                                            0.83            (0.57)
Net income                                                0.25            (0.32)
                                                         -----            -----
End of year                                              $2.15            $1.07
                                                         =====            =====

NEW ACCOUNTING POLICIES

In May 1993, the FASB issued FAS No. 114 ("Accounting by Creditors for the Impairment of a Loan"), which defines the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

In October 1994, the FASB issued FAS No. 118 ("Accounting by Creditors for the Impairment of a Loan - Income Recognition and Disclosure"), which amends FAS 114 to allow a creditor to use existing methods for recognizing, measuring and displaying interest income on an impaired loan. The Company adopted the provisions of FAS 114 and FAS 118 effective January 1, 1995. The effect of adopting these standards on January 1, 1995 did not have a material effect on the Company's consolidated results of operations or financial position.

In March 1995, the FASB issued FAS No. 121("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), which requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is effective for financial statements for fiscal years beginning after December 15,1995. The Company intends to adopt the provisions of FAS No. 121 effective January 1, 1996. Adopting FAS No. 121 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the years ended December 31, 1995 and 1994 amounted to $2,199,403 and $2,108,651, respectively. Cash provided from investing activities amounted to $3,077,348 for the year ended December 31, 1995 compared with cash used of $965,679 for the year ended December 31, 1994.

The Company's investment portfolio, carried at fair value, sustained a significant unrealized gain during 1995 amounting to $2,473,861 primarily the result of decreases in interest rates by the Federal Reserve. Should the Federal Reserve initiate further rate adjustments in 1996 the difference between fair value and amortized cost will fluctuate and shareholders' equity will be adjusted accordingly. In order to reduce its exposure to interest rate fluctuations, management and the board of directors are considering reducing the average maturity of securities in its investment portfolio during 1996.

The Company believes that the current level of short-term investments is adequate to meet any shortfall resulting from its immediate operating activities. The Company anticipates, based on its most recent experience and trends, it will be necessary to sell a portion of ACIC's invested assets in 1996 in order to fund its day to day operating needs.

LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVES

Reserves for losses and loss adjustment expenses (LAE) represent estimates of the ultimate net cost of all unpaid losses and loss adjustment expenses incurred through December 31 of each year. The reserves are determined using adjuster's individual case estimates and statistical projections. These projections are subject to the effects of trends in claims severity and frequency. Statistical projections are employed in four specific areas: (1) to calculate the incurred but not reported (IBNR) reserves; (2) to calculate the adequacy of case basis estimates of loss reserves; (3) to calculate the allocated LAE reserves; and (4) to calculate the unallocated LAE reserves.

These projections are reviewed on a quarterly basis and as experience develops and new information becomes known, they are adjusted as necessary. Such adjustments are reflected in the current year's operations.

The IBNR reserve is based on the historical relationship between the emergence of late reported claims and the historical development of past incurred and paid claims. The reserve also includes components for changes in the projected ultimate cost in settling an outstanding claim resulting from trends in severity. The effect of inflation on these estimates is thereby implicitly incorporated into the calculations. The results obtained from these methods are reviewed to determine if indicated reserve levels are consistent with reasonable assumptions regarding future rates of inflation.

Allocated LAE reserves are based on long term historical relationships of incurred expenses to incurred losses and the historical development of prior accident year paid allocated loss adjustment expenses. The calculations do not contain specific provisions for inflation. It is presumed that the implicit inflation assumptions applicable to loss reserves apply equally to expense reserves.

Unallocated LAE reserves are based on historical relationships of paid unallocated loss adjustment expenses to paid losses. As is the case with allocated LAE, the implicit inflation assumptions applicable to loss reserves are presumed to apply equally to the expense reserves.

The following table provides a reconciliation of the changes in loss and LAE reserves, after deducting amounts recoverable from reinsurers for 1995 and 1994.


                   Reconciliation of Liability for Losses and
                            Loss Adjustment Expenses
                                                             1995               1994
                                                             ----               ----
Reserves for losses and LAE:
Beginning of year                                         $21,517,289        $21,623,131
Amounts recoverable from reinsurers
on unpaid losses                                            4,045,132          2,918,501
                                                          -----------        -----------
Beginning of year, net                                     17,472,157         18,704,630
Add:
Provision for losses and LAE for claims arising in:
Current year                                                6,119,285          9,392,203
Prior years                                                (2,132,320)        (1,019,313)
Less:
Losses and LAE paid on claims arising in:
Current year                                                3,312,336          4,585,965
Prior years                                                 3,843,299          5,019,398
                                                          -----------        -----------

End of year, net                                           14,303,487         17,472,157
Amounts recoverable from reinsurers
on unpaid losses                                            4,703,238          4,045,132
                                                          -----------        -----------
Losses and loss adjustment expenses
per Consolidated Balance Sheet                            $19,006,725        $21,517,289
                                                          ===========        ===========


The table on the page following illustrates the original ultimate reserve established and the reestimated reserve after deducting amounts recoverable from reinsurers over each of the subsequent years through the balance sheet date.

                                    Analysis of Losses and Loss Adjustment Expenses Development
                                                          (in Thousands)


                                       1986    1987     1988      1989      1990      1991      1992     1993     1994     1995
                                       ----    ----     ----      ----      ----      ----      ----     ----     ----     ----
Net liability for unpaid losses
and loss adjustment expenses         $21,825  $21,507  $21,749   $24,062   $20,085   $18,342   $18,661  $18,705  $17,472  $14,303

Cumulative Amount Paid
----------------------
One Year Later                         6,174    6,009    7,402     7,521     5,048     4,619     3,899    5,019    3,843
Two Years Later                       10,798   10,587   11,515    11,212     8,503     7,004     7,460    7,595
Three Years Later                     14,279   12,914   13,479    14,039    10,212     9,931     9,590
Four Years Later                      15,974   13,753   15,147    15,373    12,718    11,685
Five Years Later                      16,657   14,969   15,363    16,995    14,254
Six Years Later                       17,416   14,834   16,559    18,483
Seven Years Later                     17,196   15,782   17,764
Eight Tears Later                     17,756   16,860
Nine Years Later                      18,624
Net Reserves reestimated as of
------------------------------
end of year
-----------
One Year Later                        21,598   21,073   22,310    24,653    20,605    18,329    17,974   17,685   15,340
Two Years Later                       22,133   20,148   22,193    24,743    20,676    18,823    18,087   16,829
Three Years Later                     21,293   19,864   22,103    24,316    21,009    19,022    17,457
Four Years Later                      21,369   20,144   21,882    25,108    21,247    18,675
Five Years Later                      21,439   19,660   22,379    24,624    20,902
Six Years Later                       20,963   20,038   22,012    24,581
Seven Years Later                     21,036   19,721   22,147
Eight Tears Later                     20,651   19,934
Nine Years Later                      20,970
Redundancy (deficiency)              $   855  $ 1,573  $  (398)  $  (519)  $  (817)  $  (333)  $ 1,204  $ 1,876  $ 2,132

                                                                                                                  1994     1995
                                                                                                                  ----     ----
Gross liability for unpaid losses
and loss adjustment expenses                                                                                     $21,517  $19,007
Cumulative Amount Paid
----------------------
One Year Later                                                                                                     4,766
Gross reserves reestimated as of
--------------------------------
end of year
-----------
One Year Later                                                                                                    19,618
Redundancy (deficiency)                                                                                          $ 1,899

The top line shows the original reserves at the balance sheet date for each of the indicated years. These amounts represent initial reserve estimates for the current and all prior accident years. The lower portion of the table shows the Group's re-estimated values for the previously recorded reserves based on the experience at the end of each succeeding year. The upper portion of the table shows the cumulative amounts paid on claims settled subsequent to the end of each calendar year.

The "cumulative deficiency (redundancy)" represents the total change in initial estimates over all subsequent calendar years. For example the 1986 net reserve developed a redundancy of $855,000 over nine years. That amount is reflected in income over the nine year period. Its full impact was not reflected in any one calendar year. New or modified products can produce different results from historical trends of similar product lines utilized in forecasting their ultimate loss exposure.

Claim payment patterns can be affected by numerous circumstances such as changes in reinsurance retention's or changes in claim practices that could lead to a speeding up or slowing of claim settlement rates.

In evaluating the information contained in the reserve development table, it should be noted that each entry includes the effects of all changes in amounts for prior periods. For example, the redundancy or deficiency related to losses settled in 1995 but incurred in 1985 will be included in the cumulative deficiency amounts for 1985 through 1995. Conditions and trends, such as inflation, that have affected reserve development in the past may not necessarily occur in the future. Therefore, it is not appropriate to extrapolate future deficiencies or redundancies from this table.

At December 31, 1995 and 1994 the loss and loss adjustment expense reserves as reported under generally accepted accounting principles (GAAP) were identical to those reported under statutory accounting principles (SAP).

The development in 1995 totaling $2,132,000 redundancy includes approximately $1,300,000 of favorable development pertaining to the 1994 accident year. Approximately 70% of the 1994 accident year development relates to the personal and commercial auto lines of business. In determining ultimate losses and loss adjustment expenses the Company utilizes historic payment and incurred loss patterns to project its ultimate loss exposure. In the last three years, these patterns have indicated a change has occurred in which the loss tail has shortened compared to the Company's previous experience. Recognition of the shorter loss tail was not acknowledged in the projection of ultimate losses and loss adjustment expenses until such time that it was evident that a trend had been established. The 1994 accident year redundancy in 1995 recognizes this change.

ITEM 7. - CONSOLIDATED FINANCIAL STATEMENTS

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE(S)
                                                                      -------
Report of Independent Accountants                                         25

Financial Statements:

Consolidated Balance Sheet as of December 31, 1995                        26

Consolidated Statements of Operations for the years
ended December 31, 1995 and 1994                                          27

Consolidated Statements of Changes in Shareholders'
Equity for the years ended December 31, 1995 and 1994                     28

Consolidated Statements of Cash Flows for the years
ended December 31, 1995 and 1994                                          29

Notes to Consolidated Financial Statements                                31

Coopers                                                  COOPERS & LYBRAND L.L.P
& Lybrand

                                                    a professional services firm

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors of
North East Insurance Company:

We have audited the consolidated balance sheet of North East Insurance Company and subsidiaries, as of December 31, 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North East Insurance Company and subsidiaries as of December 31, 1995 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



/S/ Coopers & Lybrand L.L.P.
Portland, Maine
March 15, 1996

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            as of December 31, 1995

ASSETS                                                                            1995
------                                                                          ---------
  Investments (Note G) :
         Fixed maturities available for sale, at fair value
             (amortized cost $18,122,444)                                     $18,549,712
         Investment property, at cost, less accumulated
             depreciation of $81,916                                              198,084
         Mortgage note receivable, at fair value of collateral (Note H)           380,000
         Equity securities available for sale, at fair value
             (cost $71,393)                                                        21,178
         Short-term investments                                                 1,868,258
                                                                              -----------
             Total investments                                                 21,017,232
  Reinsurance (loss and loss adjustment expense
       reserves and paid recoverables (Note D))                                 5,081,961
  Premium balances receivable                                                   4,354,923
  Deferred policy acquisition costs                                               312,223
  Prepaid reinsurance premiums (ceded unearned premium (Note D))                2,725,689
  Investment income due and accrued                                               328,784
  Property and equipment, net of accumulated depreciation (Note I)                548,871
  Other assets                                                                    114,145
                                                                              -----------
                       Total Assets                                           $34,483,828
                                                                              ===========

LIABILITIES
  Losses and loss adjustment expenses (Note D and  J)                         $19,006,725
  Unearned premiums                                                             6,059,874
  Ceded reinsurance balances payable (Note D)                                   2,151,867
  Reserve for unpaid expenses and other liabilities                               683,653
  Book overdraft, net                                                             146,158
  Federal income tax payable (Note C)                                              14,500
                    Total Liabilities
                                                                              -----------
                                                                               28,062,777
                                                                              -----------

  Commitments and contingent liabilities (Notes D and L)

SHAREHOLDERS' EQUITY (Note E)
  Common stock $1.00 par value, authorized 6,000,000 shares, issued
   and outstanding 2,992,314 shares                                             2,992,314
  Additional paid-in capital                                                    6,346,156
  Unrealized appreciation of investments                                          377,053
  Accumulated deficit ( Note K)                                                (3,289,472)
                                                                              -----------
                                                                                6,426,051
  Treasury stock, at cost, 5,000 shares                                            (5,000)
                                                                              -----------
                       Total Shareholders' Equity                               6,421,051
                                                                              -----------

                            Total Liabilities and Shareholders' Equity        $34,483,828
                                                                              ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 1995 and 1994

                                                             1995               1994
                                                          -----------        -----------
Revenues:
    Premiums earned                                       $11,876,468        $13,114,948
    Premiums ceded (Note D)                                (5,005,394)        (2,862,306)
                                                          -----------        -----------
         Net premiums earned                                6,871,074         10,252,642
    Net investment income (Note G)                          1,298,601          1,530,734
    Realized capital losses (Note G)                         (225,726)          (473,102)
                                                          -----------        -----------
         Total revenues                                     7,943,949         11,310,274

Expenses:
    Losses and loss adjustment expenses                     6,855,949         11,411,107
    Reinsurance recoveries (Note D)                        (2,868,984)        (3,038,217)
                                                          -----------        -----------
         Net losses and loss adjustment expenses            3,986,965          8,372,890
    Underwriting expenses incurred (Note B)                 3,194,166          3,885,341
                                                          -----------        -----------
         Total expenses                                     7,181,131         12,258,231
                                                          -----------        -----------

Income (loss) before provision for income taxes               762,818           (947,957)

Provision for income taxes, net of  $244,858 tax
    benefit from loss carryforward in 1995 (Note C)            14,500                  0
                                                          -----------        -----------

         Net income (loss) (Note E)                       $   748,318        $  (947,957)
                                                          ===========        ===========

Earnings per common share:

     Net income (loss)                                    $      0.25        $     (0.32)
                                                          ===========        ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 for the years ended December 31, 1995 and 1994

                                                   1995               1994
                                                -----------        -----------
Common stock, par value:
    Balance at beginning of year                $ 2,992,314        $ 2,988,003
    Change during year                                    0              4,311
                                                -----------        -----------
         Balance at end of year                   2,992,314          2,992,314
                                                -----------        -----------

Additional paid-in capital:
    Balance at beginning of year                  6,346,156          6,343,731
    Change during year                                    0              2,425
                                                -----------        -----------
         Balance at end of year                   6,346,156          6,346,156
                                                -----------        -----------

Unrealized appreciation (depreciation):
    Balance at beginning of year                 (2,096,808)          (397,010)
    Change during year                            2,473,861         (1,699,798)
                                                -----------        -----------
         Balance at end of year                     377,053         (2,096,808)
                                                -----------        -----------

Accumulated Deficit:
    Balance at beginning of year                 (4,037,790)        (3,089,833)
    Net income (loss)                               748,318           (947,957)
                                                -----------        -----------
         Balance at end of year                  (3,289,472)        (4,037,790)
                                                -----------        -----------

Treasury stock, at cost:
    Balance at beginning of year                     (5,000)            (5,000)
    Change during year                                    0                  0
                                                -----------        -----------
         Balance at end of year                      (5,000)            (5,000)
                                                -----------        -----------

Total shareholders' Equity at end of year       $ 6,421,051        $ 3,198,872
                                                ===========        ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1995 and 1994

                                                                   1995              1994
                                                               -----------        -----------
Cash flows from operating activities:
         Insurance premiums received                           $ 6,656,160        $ 9,907,005
         Loss and loss adjustment expenses paid                 (7,212,545)        (9,886,606)
         Operating expenses paid                                (3,023,383)        (3,702,686)
         Investment income received                              1,380,365          1,573,636
                                                               -----------        -----------
             Net cash used in operating activities              (2,199,403)        (2,108,651)
                                                               -----------        -----------

Cash flows from investing activities:
         Fixed maturities sold                                   3,448,993          4,874,551
         Fixed maturities purchased                               (312,258)        (4,952,747)
         Due to (from) broker                                            0           (543,460)
         Purchase of property and equipment                        (60,537)          (367,025)
         Sale of property and equipment                              1,150             23,002
                                                               -----------        -----------
             Net cash provided by (used in)
                 investing activities                            3,077,348           (965,679)
                                                               -----------        -----------

Cash flows from financing activities:
         Proceeds from issuance of new
             common shares                                               0              6,736
                                                               -----------        -----------
             Net cash provided from financing activities                 0              6,736
                                                               -----------        -----------

Net increase (decrease) in cash, book overdraft
         and short-term investments                                877,945         (3,067,594)
Cash, book overdraft and short-term
         investments at beginning of year                          844,155          3,911,749
                                                               -----------        -----------
Cash, book overdraft and short-term
         investments at end of year                            $ 1,722,100        $   844,155
                                                               ===========        ===========


    The accompanying notes are an integral part of the consolidated financial statements.

                                   (Continued)

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                  CONSOLIDATED RECONCILIATION OF CASH USED IN
                   OPERATING ACTIVITIES TO NET INCOME (LOSS)
                 for the years ended December 31, 1995 and 1994

                                                               1995                1994
                                                           -----------        -----------
Net income (loss)                                          $   748,318        $  (947,957)

Decrease in loss and loss adjustment expense reserve        (2,510,564)          (105,843)
Decrease in unearned premium reserve, net                   (1,072,815)          (289,138)
Decrease in expense accruals and other liabilities            (138,618)          (100,714)
Loss on investment activities                                  158,512            473,102
Decrease in deferred policy acquisition costs                  146,184              9,220
Depreciation and amortization expense                          123,745            161,310
Decrease (increase) in net premium and ceded
         reinsurance balances                                  142,885         (1,426,794)
Decrease in investment income due and accrued                   81,764             42,902
Amortization of bond premium, net                               77,576             72,945
Loss on mortgage note in default                                67,214                  0
Decrease (increase) in other assets                            (38,104)             2,316
Provision for federal income taxes                              14,500                  0
                                                           -----------        -----------

Net cash used in operating activities                      $(2,199,403)       $(2,108,651)
                                                           ===========        ===========


    The accompanying notes are an integral part of the consolidated financial statements.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  Summary of Significant Accounting Policies:
    ------------------------------------------

Basis of Presentation
---------------------

North East Insurance Company and Subsidiaries' ("the Company") consolidated financial statements have been prepared on the basis of generally accepted accounting principles. The consolidated financial statements include the Company and its wholly-owned subsidiaries American Colonial Insurance Company
(ACIC) and North Atlantic Underwriters, Inc. (NAU). All significant intercompany transactions have been eliminated.

The Company is engaged in the business of underwriting and accepting property and casualty insurance risks in the State of Maine. Its principal insurance products consist of personal and commercial automobile coverage (including automobile liability and automobile physical damage) and other general lines including but not limited to homeowners, general liability, commercial multi-peril, inland marine, fire and allied lines.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain 1994 amounts have been reclassified to conform to their presentation in 1995.

Premiums and Unearned Premiums
------------------------------

Premium revenues are reported as earned, principally on a monthly pro rata basis over the terms of the respective policies. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies.

Premium balances receivable represent amounts to be collected from agents and insureds. The Company offers insureds installment plans under which insureds may remit amounts due, in accordance with a predetermined schedule, over the term of the policy. Premium balances receivable are recorded for the full premium amount when the policy is written. These receivables include amounts not currently due under the installment plan. Premium balances receivable include $3,473,944 for amounts not yet due at December 31, 1995. The allowance for doubtful accounts at December 31, 1995 was $130,000.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              ____________________

A.  Summary of Significant Accounting Policies, Continued:
    -----------------------------------------------------

Losses and Loss Adjustment Expenses
-----------------------------------

The reserve for losses and loss adjustment expenses includes unpaid losses and loss adjustment expenses and a provision for incurred but not reported losses. Unpaid losses and loss adjustment expenses are based primarily on loss adjusters' evaluations, estimates for losses incurred but not reported and an estimate for salvage and subrogation recoverable. Reserves are continually reviewed and modified and any resulting adjustments are reflected in current operating results.

Deferred Policy Acquisition Costs
---------------------------------

Policy acquisition costs, such as commissions, underwriting salaries and other costs incurred in connection with acquiring new business have been capitalized to the extent that the related costs are recoverable and are being amortized over the period in which the related premiums are earned. Anticipated losses and loss adjustment expenses and investment income attributable to the related premiums are considered in determining the amount of costs to be deferred.

Reinsurance
-----------

Premiums earned ceded are reported as earned, principally on a monthly pro rata basis over the terms of the respective policies. Unearned premiums ceded represent the portion of premiums written applicable to the unexpired terms of the policies.

Ceded premium adjustments for loss sensitive reinsurance contracts are reported immediately as ceded earned premium based on the Company's best estimate of the ultimate loss exposure for the contract as of the balance sheet date.

Reinsurance commission income is recognized on the effective date of the policy to which it applies.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

A.  Summary of Significant Accounting Policies, Continued:
    -----------------------------------------------------

Property and Equipment
----------------------

Property and equipment are stated at cost, net of accumulated depreciation. The Company provides for depreciation on the straight- line method by charges to expense which are sufficient to write off the cost of the assets over their estimated useful lives. Maintenance and repairs are charged to expense as incurred; expenditures for improvements are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts and any resulting gain or loss is included in the results of operations.

Employee Benefits
-----------------

The Company provides a 401-K Profit Sharing Plan (the "Plan") covering all employees. The Plan is intended to provide funds for participants' use at retirement. Employees may elect to contribute up to 10% of their pre-tax earnings to the Plan. The Company provides a matching contribution of 25% of the first 4% of an employee's elective contribution. The Plan also provides that the Company may make an additional contribution subject to the profitability of the Company for the related calendar year. For the years ended December 31, 1995 and 1994, the Company contributed $9,871 and $9,641, respectively, pursuant to the matching formula. No contribution was made under the profitability formula in 1995 or 1994.

The Company does not provide any post-retirement benefits to its employees.

Income Taxes
------------

The provision for income taxes includes amounts currently payable and deferred income taxes, which result from differences between financial reporting and tax basis reporting of assets and liabilities, and are measured using enacted tax rates and laws. Deferred tax assets are recognized to the extent future realization of the tax benefit is more likely than not. The Company has not recognized a deferred tax asset resulting from the significant loss carryforwards presently available to offset future taxable earnings in that the realization of such assets is not likely in the foreseeable future.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

A.  Summary of Significant Accounting Policies, Continued:
    -----------------------------------------------------

Investments
-----------

Fixed maturities and equity securities, all of which are available for sale, are stated at fair value. Short-term investments are carried at cost which approximates fair value. The Company, at times, may be at risk on short-term investments as the values on deposit may exceed the amount protected through federally guaranteed insurance programs, however, the Company has never experienced a loss of this nature.

Realized capital gains and losses from the sale of investments are determined on the basis of identified cost and are credited or charged to income. Unrealized capital gains and losses from the valuation of fixed maturities and equity securities at fair value are credited or charged directly to shareholders' equity. If a decline in fair value of an invested asset is considered to be other than temporary, the investment is reduced to its net realizable fair value and the reduction is accounted for as a realized loss.

The following methods and assumptions were used in estimating fair value disclosure for financial instruments:

         Fixed Maturities Available for Sale: Fair value for fixed maturities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using values obtained from independent pricing services.
         Equity Securities Available for Sale: Fair value for equity securities available for sale are based on quoted market prices.
         Short-term Investments: Fair value for these instruments approximate the amounts reported in the Consolidated Balance Sheet.
         Mortgage Note Receivable: Fair value for the mortgage note receivable is estimated based on the fair value of the collateral.
         Investment Property: Fair value of investment properties is cost less accumulated depreciation which approximates market value.

New Accounting Pronouncements
-----------------------------

In May 1993, the FASB issued FAS No. 114 ("Accounting by Creditors for the Impairment of a Loan"), which defines the principles to measure and record a loan when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

A.  Summary of Significant Accounting Policies, Continued:
    -----------------------------------------------------

In October 1994, the FASB issued FAS No. 118 ("Accounting by Creditors for the Impairment of a Loan - Income Recognition and Disclosure"), which amends FAS 114 to allow a creditor to use existing methods for recognizing, measuring and displaying interest income on an impaired loan. The Company adopted the provisions of FAS 114 and FAS 118 effective January 1, 1995. The effect of adopting these standards on January 1, 1995 did not have a material effect on the Company's consolidated results of operations or financial position.

In March 1995, the FASB issued FAS No. 121("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), which requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is effective for financial statements for fiscal years beginning after December 15,1995. The Company intends to adopt the provisions of FAS No. 121 effective January 1, 1996. Adopting FAS No. 121 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

Earnings per Common Share:
-------------------------

Earnings per common share are calculated using the weighted average method. For the years ended December 31, 1995 and 1994 the weighted average number of shares used in the calculation was 2,992,314 and 2,990,490, respectively.

Statements of Cash Flows
------------------------

The Company utilizes the direct method of presenting cash flows from operating activities. For purposes of the statements of cash flows, cash was determined to include cash, short term (highly liquid) investments with original maturities less than three months, and book overdraft.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

B.  Underwriting Expenses:
    ---------------------

The composition of underwriting expenses, including the change in deferred policy acquisition costs, is as follows:

                                                    1995              1994
                                                    ----              ----
Commissions                                      $  152,338        $1,561,853
Salaries and employee
   benefits                                       1,891,479         1,730,211
Consulting fees                                     663,975           456,674
Legal and audit                                     349,404           199,452
Office supplies and
    communications                                  360,599           385,817
Taxes, licenses & fees                              313,932           370,916
Surveys and other
    underwriting reports                            204,565           247,679
Rent expense and rent items                         178,227           176,920
Equipment                                           123,745           161,310
Travel & entertainment                              106,235           119,637
Write off of receivables                            117,501           127,512
Service fees                                       (478,648)         (511,137)
Other                                               348,641           256,325
Decrease in
  deferred policy
  acquisition costs                                 146,184             9,220
                                                 ----------        ----------
       Total expenses                             4,464,455         5,285,019
Less expenses allocated to claims                 1,089,232         1,243,168
Less expenses allocated to investments              181,057           156,510
                                                 ----------        ----------
       Total underwriting expenses               $3,194,166        $3,885,341
                                                 ==========        ==========

Commission expense includes reinsurance commission received amounting to $1,794,336 and $586,792 for the years ended December 31, 1995 and 1994, respectively.

Deferred policy acquisition costs ($312,223 at December 31,1995) represent the Company's best estimate of amounts expected to be recovered against future earned premium from policies currently inforce and anticipated investment income. The estimates take into account an estimate for anticipated future loss experience of these policies. While the Company believes that the recovery of this asset is likely, it is remotely possible that the assumptions used will prove inappropriate and the Company's estimate that it will recover the carrying amount of this asset could change in the near term.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                           -------------------------

C.  Federal Income Taxes:
    --------------------

As a result of loss carryforwards, the Company is subject to the alternative minimum tax under the Internal Revenue Code. In 1995 the Company utilized approximately $650,000 of its net operating loss carryforwards under the alternative minimum tax basis in determining its 1995 tax liability. In 1994 the Company was not subject to federal income tax as a result of its operating loss. The federal income tax returns for 1987 and subsequent are open to examination.

The Company has available unused net operating tax loss carryforwards of approximately $3,300,000 for federal income tax purposes expiring in varying amounts between 2005 and 2009. The Company also has available unused capital tax loss carryforwards of approximately $289,000 expiring in 2009.

The corresponding deferred tax asset for these loss carryforwards is $1,220,000. The Company has recorded a full valuation allowance against this deferred tax asset. Management has determined, based on the Company's history of prior operating earnings and the lack of consistent trend of current and future earnings, that the Company cannot justify recognition of this asset at December 31, 1995.

D.  Commitments and Contingent Liabilities
    --------------------------------------

Reinsurance
-----------

The Company cedes various risks to other insurers and reinsurers. The Company utilizes excess of loss and quota share reinsurance as well as catastrophe and clash coverage. Ceding of insurance does not discharge the Company's obligation to the policyholder in the event the reinsurer is unable to fulfill its obligation.

The reinsurance balances below include $1,216,000 payable to Motors Insurance Corp. ("A" rated) at December 31, 1995. No other reinsurer accounts for more than 10% of the total reinsurance balances at December 31, 1995.

Reinsurance balances payable represent unpaid ceded premiums payable of
$1,520,554   and funds held under reinsurance contracts of $631,313 at December
31,1995. Paid loss and loss adjustment expenses recoverable from reinsurers at December 31, 1995 amounted to $458,723. The allowance for uncollectible reinsurance balances at December 31, 1995 was $80,000.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

D.  Commitments and Contingent Liabilities, continued:
    -------------------------------------------------

Written premium amounts reflected in the financial statements are as follows:

                                                  1995                  1994
                                                  ----                  ----
Direct Written Premiums                        $11,212,664           $13,235,755
Assumed Written Premiums                            38,017                37,578
Ceded Written Premiums                           5,452,422             3,309,829
                                               -----------           -----------
Net Written Premiums                           $ 5,798,259           $ 9,963,504
                                               ===========           ===========

Earned premium amounts reflected in the financial statements are as follows:

                                                  1995                  1994
                                                  ----                  ----
Direct Earned Premiums                         $11,855,001           $13,089,349
Assumed Earned Premiums                             21,467                25,599
Ceded Earned Premiums                            5,005,394             2,862,306
                                               -----------           -----------
Net Earned Premiums                            $ 6,871,074           $10,252,642
                                               ===========           ===========

Other ceded reinsurance amounts reflected in the financial statements are as follows:

                                                       1995              1994
                                                       ----              ----
Reinsurance commission                               $1,794,336       $  586,792
Loss and loss adjustment expense reserves             4,703,238        4,045,132
Prepaid reinsurance premiums (ceded
           unearned premium)                         $2,725,689       $2,278,661

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

D.  Commitments and Contingent Liabilities, continued:
    -------------------------------------------------

Ceded loss and loss adjustment expense reserves include estimates of the reinsurers share of the ultimate cost for all unpaid losses and loss adjustment expenses incurred as of the balance sheet date. The reserves are determined using statistical projections based on historical relationships between the emergence of late reported claims and the historical development of past incurred and paid claims. Management believes these reserves are adequate to cover all future loss settlements and represent the best estimate of the total liability as of the balance sheet date, however, management is also cognizant that the final ultimate liability will yield a varied result. Management will continue to monitor the Company's claim settlements closely in order to provide timely adjustments to this reserve when appropriate.

Other
-----

The Company has an Employment Agreement with Mr. Schatz, dated March 26, 1991. The Agreement was recently renewed for one year and is scheduled to expire on February 28, 1997 unless further extended prior to such date. The Agreement provides for (i) a base salary of $175,000 per annum commencing in 1991 (subject to annual adjustments based on increases in the Consumer Price Index) and (ii) a profit sharing bonus calculated on a sliding scale between 4% and 6% of net after-tax profits of the Company before extraordinary items. Profit sharing bonuses are paid through a combination of Common Stock and cash. In the event that the Company terminates Mr. Schatz's employment without cause, the Agreement provides for severance compensation to him in the amount of one year's salary and up to one year related insurance benefits. Furthermore, under certain conditions following a change in control of the Company, Mr. Schatz may be entitled to a lump sum cash payment equal to 200% of his average annual compensation with the Company for the most recent five full years.

Effective February 17, 1992, Mr. Schatz, on his own initiative in light of the Company's financial position, voluntarily reduced his annual salary to $150,000 per annum for an unspecified period.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

E. Statutory Surplus and Statutory Net Income (Loss):
   -------------------------------------------------

The following tables reconcile statutory surplus and net income (loss) amounts reported under statutory accounting principles to those reported herein under GAAP at December 31, 1995 and 1994 and for the years then ended.

                                                      As of December 31,
                                                      ------------------
                                                    1995              1994
                                                    ----              ----
Statutory surplus,
   as reported by the Company                    $5,170,158        $ 3,765,107

Reconciliation to GAAP basis:
    Deferred policy acquisition costs               312,223            458,407
    Provision for unauthorized reinsurance          106,296            188,917
    Excess of statutory reserve over
          statement reserves                         47,104             30,000
    Other non-admitted assets
          Data processing equipment                 145,072            139,603
          Other                                     304,267            344,150
          Premiums receivable                       185,928            338,106
    Adjustment for difference in
          valuation method for certain
          fixed maturities                          465,003         (1,795,418)
    GAAP basis reserves in lieu of
          provision for unauthorized
          and other statutorily non-
          admitted assets                          (315,000)          (270,000)
                                                 ----------        -----------

GAAP basis, surplus                              $6,421,051        $ 3,198,872
                                                 ==========        ===========

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

E. Statutory Surplus and Statutory Net Income (Loss), Continued:
   ------------------------------------------------------------

                                                       Year ended December 31,
                                                       -----------------------
                                                         1995            1994
                                                         ----            ----
Statutory net income (loss)                           $ 593,805        $(631,160)

Reconciliation to GAAP basis:
    Change in deferred policy acquisition costs        (146,184)          (9,220)
    Equity in loss on non insurance
         subsidiary net income (loss)                    (5,313)            (485)
    GAAP basis reserves in lieu of
         provision for unauthorized
         and other statutorily non-
         admitted assets                                (45,000)          43,918
    Write down of fixed maturity to
         realizable value on conversion to
         an equity security                             351,010         (351,010)
                                                      ---------        ---------

GAAP basis, net income (loss)                         $ 748,318        $(947,957)
                                                      =========        =========


F.  Employee Stock Option Plan:
    --------------------------

The Company adopted an Employees' Stock Option Plan in 1981 (the "1981 Plan") under which the Company may grant officers and key employees options to purchase common stock, within ten years from the grant date, at option prices not lower than the fair market value on the day of the grant. The options become exercisable in cumulative amounts of 20% per year, so that all options are fully exercisable after five years from the date of grant. Unexercised options terminate not later than ten years after the grant date. The option price and number of shares that may be exercised are subject to adjustment due to stock splits, recapitalization and reorganizations. All outstanding options expired in 1994. No further options may be issued under the Plan.

No options were exercised during the year ended December 31, 1994.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

G.  Investments:
    -----------

(a) Invested Assets:

The amortized cost and fair value of investments in fixed maturities available for sale at December 31, 1995 were as follows:

                                                   Gross          Gross         Estimated
                                    Amortized    Unrealized     Unrealized         Fair
                                       Cost         Gains         Losses          Value
                                   -----------    --------       ---------      -----------
U.S. Treasury Securities and
   Obligations of U.S.
  Government agencies              $10,264,899    $339,108        $13,299       $10,590,708
Public Utilities                     1,194,992      33,324              0         1,228,316
Corporate Securities                 6,662,553     106,530         38,395         6,730,688
                                   -----------    --------        -------       -----------
Total Fixed Maturities             $18,122,444    $478,962        $51,694       $18,549,712
                                   ===========    ========        =======       ===========

At December 31, 1995, equity securities available for sale had gross unrealized gains of $549 and gross unrealized losses of $50,764.

The investment concentration of corporate fixed maturities for each investment category which in the aggregate exceeds 10% of shareholders' equity at December
31,1995 is as follows:

                                                          Estimated
                                                             Fair
                                                            Value              %
                                                          ---------            -
Category:
---------
   Consumer & Industrial
        Products                                          $1,915,728        28.5
   Retail                                                    267,135         4.0
   Oil Industry                                              801,500        11.9
   Financial Services                                      3,746,325        55.6
                                                          ----------       -----
                                                          $6,730,688       100.0
                                                          ==========       =====

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

G.  Investments, Continued:
    ----------------------

The amortized cost and estimated fair value of all fixed maturities available for sale at December 31, 1995 are shown below by contractual maturity. Actual dates for realization of such proceeds will differ from the contractual maturity date because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                   Amortized         Estimated
                                                     Cost            Fair Value
                                                  -----------        ----------
Due to Mature:
--------------
Within one year                                   $ 1,703,535        $ 1,711,000
After one year through five years                   2,918,636
                                                                       2,951,648
After five years through ten years                  6,282,417
                                                                       6,506,972
After ten years through fifteen years               1,738,646
                                                                       1,763,123
After fifteen years                                 5,479,210          5,616,969
                                                  -----------        -----------
                                                  $18,122,444        $18,549,712
                                                  ===========        ===========


Proceeds from sales and maturities of investments in fixed maturities during 1995 and 1994 were $3,448,993 and $5,287,269, respectively. Gross gains of $12,246 and $31,112 and gross losses of $162,888 and $511,582 were realized on those sales in 1995 and 1994, respectively.

The Company maintains deposits with various states in which the Company is licensed. These deposits are subject to certain regulatory restrictions. The aggregate amortized cost of such investments was $3,777,894 at December 31, 1995.

The estimated fair value of the Company's investment portfolio is based on market values as at the balance sheet date. The majority of the Company's investment portfolio is sensitive to movement in the interest rate regulated by the Federal Reserve. Generally, an increase in the interest rate by the Federal Reserve would result in a lower market value and a decline in the rate should result in a higher market value for the Company's investment portfolio. The value of these assets is adjusted according to the market condition as of the balance sheet date.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

G. Investments, continued:
   ----------------------

(b) Income from Investments:
Realized capital gains (losses) for the years ended December 31, 1995 and 1994 consisted of the following:

                                                        1995             1994
                                                        ----             ----
Fixed maturities                                     $(150,642)       $(480,470)
Write down value of mortgage note
   receivable, net to fair value of collateral         (67,214)               0
Other                                                   (7,870)           7,368
                                                     ---------        ---------
 Total                                               $(225,726)       $(473,102)
                                                     =========        =========

The (increase) decrease in unrealized appreciation (depreciation) on fixed maturities and equity securities was as follows:

                                                  1995                   1994
                                                  ----                   ----
Fixed maturities                              $ 2,463,527           $(1,648,869)
Equity securities                                  10,334               (50,929)
                                              -----------           -----------
                    Total                     $ 2,473,861           $(1,699,798)
                                              ===========           ===========


Net investment income for the years ended December 31, 1995 and 1994 consisted of the following:

                                                   1995               1994
                                                   ----               ----
Interest on fixed maturities                    $1,439,014         $1,605,974
Interest on short-term investments                  76,235             73,402
Interest on mortgage note receivable                 5,133             56,463
Rental income, investment property                  24,600             23,899
Dividends on equity securities                         451                451
Amortization of bond premium, net                  (77,579)           (72,945)
Miscellaneous                                       11,804                  0
                                                ----------         ----------
   Total investment income                       1,479,658          1,687,244

Investment expenses                                181,057            156,510
                                                ----------         ----------
      Net investment income                     $1,298,601         $1,530,734
                                                ==========         ==========

Investment expense in 1995 and 1994 includes $10,676 and $14,008, respectively, of interest expense due reinsurers on funds withheld.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

H.  Mortgage Note Receivable:
    ------------------------

On December 8, 1989, the Company sold its home office land and building to an unrelated party and relocated to its present location. The consideration received, prior to applicable brokerage fees, was $750,000 in the form of $75,000 in cash and a $675,000 collateral dependent mortgage note, due in full on December 8, 1999, bearing 10 3/4% interest secured by a first mortgage on the property sold. Due to certain specifics of the transaction, primarily its highly leveraged nature, the $227,786 gain on the sale was deferred until the settlement date of the note.

The mortgagee defaulted on the promissory note in 1995. No payments for interest or principle were received during the year. In accordance with the provisions of FAS 114 and FAS 118, the Company wrote the value of the note, net of the deferred gain, to the fair value of its collateral of $380,000. The resulting loss of $67,214 was charged to realized investment losses and included in net income for the year. On January 31, 1996 the note was settled in the amount of $459,140. The resulting gain will be reflected in the financial statements of the Company in 1996.

I.  Property and Equipment:
    ----------------------

Property and equipment, which are stated at cost, consist of the following at December 31,1995:

                                                                     Estimated
                                                                       Useful
                                                     Amount             Life
                                                     ------             ----
Leasehold Improvements                             $   70,903          10 years
Equipment, furniture and
    fixtures and automobiles                          377,817          5 years
Computer software & hardware                          560,087          3-5 years
                                                   ----------
                                                    1,008,807
Less accumulated
   depreciation and amortization                      459,936
                                                   ----------
                                                   $  548,871
                                                   ==========

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

I.  Property and Equipment, Continued:
    ---------------------------------

Depreciation and amortization expense for the years ended December 31, 1995 and 1994 was $123,745 and $161,310, respectively

The unamortized value of computer software was $107,300 and $105,215 for the years ended December 31, 1995 and 1994, respectively.

J.  Reserve for losses and loss adjustment expenses:
    -----------------------------------------------

The following table provides a reconciliation of the changes in loss and LAE reserves, after deducting amounts recoverable from reinsurers for 1995 and 1994.

                   Reconciliation of Liability for Losses and
                            Loss Adjustment Expenses
                            ------------------------

                                                                   1995               1994
                                                                   ----               ----
Reserves for losses and LAE:
   Beginning of year                                            $21,517,289        $21,623,131
Amounts recoverable from reinsurers
    on unpaid losses                                              4,045,132          2,918,501
                                                                -----------        -----------
Beginning of year, net                                           17,472,157         18,704,630
Add - Provision for losses and LAE for claims arising in:
         Current year                                             6,119,285          9,392,203
         Prior years                                             (2,132,320)        (1,019,313)
Deduct - Losses and LAE paid on claims arising in:
         Current year                                             3,312,336          4,585,965
         Prior years                                              3,843,299          5,019,398
                                                                -----------        -----------
   End of year, net                                              14,303,487         17,472,157
Amounts recoverable from reinsurers
    on unpaid losses                                              4,703,238          4,045,132
                                                                -----------        -----------
Losses and loss adjustment expenses
       per Consolidated Balance Sheet                           $19,006,725        $21,517,289
                                                                ===========        ===========

Reserves for losses and loss adjustment expenses represent estimates of the ultimate cost of all unpaid losses and loss adjustment expenses incurred through the balance sheet date. These estimates are reviewed on a quarterly basis and as experience develops and new information becomes known, they are adjusted as necessary and are reflected in current operating results.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

J.  Reserve for losses and loss adjustment expenses, Continued:
    ----------------------------------------------------------

For the years ending December 31, 1995 and 1994 the actuarial estimate indicated that the net reserve for losses and loss adjustment expenses at the beginning of each respective year were redundant by $2,132,320 and $1,019,313, respectively.

The development in 1995 totaling $2,132,320 redundancy includes approximately $1,300,000 of favorable development pertaining to the 1994 accident year. Approximately 70% of the 1994 accident year development relates to the personal and commercial auto lines of business. In determining ultimate losses and loss adjustment expenses the Company utilizes historic payment and incurred loss patterns to project its ultimate loss exposure. In the last three years, these patterns have indicated a change has occurred in which the loss tail has shortened compared to the Company's previous experience. Recognition of the shorter loss tail was not acknowledged in the projection of ultimate losses and loss adjustment expenses until such time that it was evident that a trend had been established. The 1994 accident year redundancy in 1995 recognizes this change.

K.  Dividend Restriction:
    --------------------

Under Maine Law, dividends may only be paid from available and accumulated surplus funds which have been derived from net operating income and net realized capital gains. At the present time the Company has a deficit in accumulated surplus and does not expect to be in a position to pay dividends in the foreseeable future. The Company has never paid a dividend.

L.  Legal Proceedings:
    -----------------

THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF AMERICAN MOTOR CLUB, INC. V. BERNARD GERSHUNY, ET AL. (U.S. District Court for the Eastern District of New York, 1992). This is an action brought by a committee of unsecured creditors (the "Committee") previously appointed in the Chapter 11 bankruptcy proceeding of American Motor Club, Inc. ("AMC"). The Committee alleges that Bernard Gershuny, First National Life and Casualty, Nicholas Neu, and others improperly used AMC's funds to acquire the Company's stock. (Mr. Gershuny is the subject of a 1987 order of the Maine Bureau of Insurance prohibiting him from exercising voting control over 810,000 shares of common stock owned by him, and requiring him to hold the shares in a non-voting trust. First National Life and Casualty was the record owner of an additional 215,000 shares of the Company's common stock.) The Committee seeks recovery of the value of the allegedly diverted funds and/or to impose a constructive trust on the relevant North East shares. The complaint states that North East

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

L.  Legal Proceedings, continued:
    ----------------------------

and the trustee of the Gershuny non-voting trust are "nominal" defendants to the action. The Committee does not seek any monetary damages from the Company. Mr. Gershuny, Mr. Neu, and other defendants have asserted various cross-claims in connection with this action. With respect to North East, these include a claim that the Company breached contractual commitments to provide automobile insurance coverage to certain AMC members. The claimants seek an unspecified amount of damages from North East, believed to exceed $1 million; the claimants also seek recovery of $100,000 allegedly paid by AMC to North East. The Company has denied these claims and believes that it has valid defenses to these claims. An additional defendant (Mr. Ford) has alleged that various persons, including the Company and Mr. Gershuny's counsel, have committed abuse of process, the "tort of outrage," and violations of the Federal Racketeer Influenced and Corrupt Organizations Act. Mr. Ford is a convicted felon who filed this pleading from prison on a pro se basis. The Company believes Mr. Ford's claims to be frivolous. Over the past three years, certain settlement arrangements have been tentatively entered into, with approval from the court. All such arrangements have been contingent, however, on the sale of the Company's stock by the Gershuny non-voting trust, with the proceeds to be allocated as set forth in a settlement order of the court. Since 1994 two different prospective purchasers (the Tanner/Chesapeake Group and the Nichols Group) have filed Form A applications with the Maine Bureau of Insurance, seeking to obtain requisite regulatory approvals for the purchase of these and other shares. In each case, the applications have been withdrawn and the proposed purchases terminated. As a result, the relevant shares remain unsold, thereby preventing consummation of the proposed settlement.

Except for the foregoing matter, and other than ordinary routine litigation incidental to the business, there are no material legal proceedings pending with regard to the Company or its wholly-owned subsidiary ACIC.

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

M.  Leases:
    ------

The Company has various operating leases, including the lease of its home office building, required in the day to day operations of the Company. Lease payments under these agreements were not material, except for the home office lease which expires December 31, 2000 at an annual cost of $128,003 for 1995 increasing gradually to $144,823 for the year ending December 31, 2000. Expense incurred for rent and rent related items for the years ended December 31, 1995 and 1994 was $178,227 and $176,920, respectively.

The following table is a schedule of future minimum lease payments:

                                                    Lease Payment
                                                    -------------
Year 1996                                               131,203
Year 1997                                               134,483
Year 1998                                               137,845
Year 1999                                               141,291
Year 2000                                               144,823

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    Part III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

This item, except for certain information pertaining to executive officers included in Part I, is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held June 1996.

ITEM 10 - EXECUTIVE COMPENSATION

This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held June 1996.


ITEM  11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND CHANGES IN CONTROL

This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held June 1996.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held June 1996.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

        (a)      Exhibits

       3.1 Certificate of Organization, as amended to date, is incorporated herein by reference to Exhibits 3.1 through 3.13 to NEIC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

       3.2       Bylaws of North East Insurance Company.

       4.1       Instruments Defining the Rights of Security Holders: see
                 Exhibits 3.1 and 3.2 hereof.

       4.2 Non-Voting Trust Indenture, dated as of February 3, 1987, setting forth restrictions on the voting rights and certain other rights pertaining to shares of Common Stock beneficially owned by Bernard D. Gershuny, filed herewith.

       9.1       Voting Trust Agreements and Amendments: see Exhibit 4.2

       10.1 Lease, dated August 14, 1990, of North East's home office, incorporated herein by reference to Exhibit 10.1 to NEIC's
                 Annual Report on Form 10-KSB for the fiscal year ended
                 December 31, 1994.

       10.3 Employment Agreement dated March 26, 1991 between North East and Robert G. Schatz, incorporated herein by reference to
                 Exhibit 10.3 to NEIC's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

       21 A list of subsidiaries of North East is incorporated by reference to Exhibit 21 to NEIC's Annual Report on Form 10-
                 KSB for the fiscal year ended December 31, 1993.

       27        Financial Data Schedule

       28        Information from Reports Furnished to State Insurance
                 Regulatory Authorities: Schedule P for NEIC and its subsidiary
                 American Colonial Insurance Company are filed herewith under cover of Form SE.

       (b) Reports on Form 8-K
                 No reports on Form 8-K were filed by the Company in the fourth quarter of 1995.

                                   SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 25, 1996                   NORTH EAST INSURANCE COMPANY


                                        By:    /S/ Robert G. Schatz
                                               ---------------------
                                        Robert G. Schatz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                 Title                                        Date
/S/ Robert G. Schatz                            President, Chief Executive                      March 25, 1996
--------------------------------
Officer and Director
Robert G. Schatz


/S/ Graham S. Payne                             Treasurer and Chief                             March 25, 1996
--------------------------------                Financial Officer
Graham S. Payne

/S/ Andrew Greenbaum                            Director                                        March 20, 1996
--------------------------------
Andrew Greenbaum

   /S/ Edward L. Dilworth, Jr.                  Director                                        March 20, 1996
--------------------------------
Edward L. Dilworth, Jr.

 /S/ Bruce H. Suter                             Director                                        March 20, 1996
--------------------------------
Bruce H. Suter

/S/ Joseph M. Hochadel
--------------------------------                Director                                        March 19, 1996
Joseph M. Hochadel

/S/ Edward B. Batal                             Director                                        March 22, 1996
--------------------------------
Edward B. Batal

/S/ David D. Chase                              Director                                        March 19, 1996
--------------------------------
David D. Chase

/S/ Terence P. Cummings                         Director                                        March 21, 1996
--------------------------------
Terence P. Cummings

/S/ Robert A. Hancock                           Director                                        March 20, 1996
--------------------------------
Robert A. Hancock

/S/ Wilson G. Hess                              Director                                        March 19, 1996
--------------------------------
Wilson G. Hess

                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                         INDEX TO CONSOLIDATED EXHIBITS

                                                                                           PAGE(S)
                                                                                           -------
    Exhibit No.
    -----------
       3.2       Bylaws of North East Insurance Company                                       56

       4.2       Non-Voting Trust Indenture, dated as of February 3, 1987,
                 setting forth restrictions on the voting rights and certain other rights pertaining to shares of Common Stock beneficially
                 owned by Bernard D. Gershuny.                                                79


      27         Financial Data Schedule                                                      88

                                  Exhibit 3.2

--------------------------------------------------------------------------------

                                     BYLAWS
                                       OF
                          NORTH EAST INSURANCE COMPANY
                          (a quasi-legal corporation)

                            Adopted:  March 6, 1979
                          As Amended February 13, 1981
                         As Amended September 22, 1989
                          As Amended November 29, 1990
                          As Amended November 15, 1995

--------------------------------------------------------------------------------


                               TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
ARTICLE I.                Articles of Incorporation.  Office, Location, Seal
                              and Section Headings                                                         1
    Section 1.                Articles of Incorporation                                                    1
    Section 2.                Office and Location                                                          1
    Section 3.                Seal                                                                         1
    Section 4.                Section Headings                                                             2

ARTICLE II.               Annual Meetings of Shareholders                                                  2
    Section 1.                Place                                                                        2
    Section 2.                Date                                                                         2
    Section 3.                Notice                                                                       3

ARTICLE III.              Special Meetings of Shareholders                                                 3
    Section 1.                Place and Date                                                               3
    Section 2.                Call                                                                         3
    Section 3.                Notice                                                                       3

ARTICLE IV.               Quorum and Voting of Shares                                                      4
    Section 1.                Quorum                                                                       4
    Section 2.                Voting Rights                                                                4
    Section 3.                Action by Consent                                                            4

ARTICLE V.                Directors                                                                        5
    Section 1.                Number, Qualification and Term                                               5
    Section 2.                Vacancies, Resignation and Removal                                           5
    Section 3.                Powers                                                                       5
    Section 4.                Compensation                                                                 6

ARTICLE VI.               Meetings of the Board of Directors                                               6
    Section 1.                Annual Meeting                                                               6
    Section 2.                Regular Meetings                                                             6
    Section 3.                Special Meetings                                                             7
    Section 4.                Attendance as Waiver of Notice                                               7
    Section 5.                Quorum and Vote Required                                                     7
    Section 6.                Action by Consent                                                            8
    Section 7.                Telephone Meetings                                                           8

ARTICLE VII.              Executive Committee                                                              9
    Section 1.                Executive Committee                                                          9

                                                                                                        Page
                                                                                                        ----
ARTICLE VIII.             Officers                                                                        10
    Section 1.                Number                                                                      10
    Section 2.                When Chosen                                                                 10
    Section 3.                Additional Officers                                                         10
    Section 4.                Compensation of Officers                                                    10
    Section 5.                Vacancies, Term and Removal                                                 10
    Section 6.                President                                                                   11
    Section 7.                Vice-Presidents                                                             11
    Section 8.                Clerk                                                                       11
    Section 9.                Secretary                                                                   11
    Section 10.               Assistant Secretaries                                                       12
    Section 11.               Treasurer                                                                   12
    Section 12.               Assistant Treasurers                                                        13

ARTICLE IX.               Voting Shares of Other Corporations                                             13
    Section 1.                Voting Shares of Other Corporations                                         13

ARTICLE X.                Lost Certificates                                                               13
    Section 1.                Lost Certificates                                                           13

ARTICLE XI.               Transfers and Registration of Shares                                            14
    Section 1.                Transfers of Shares                                                         14
    Section 2.                Registered Shareholders                                                     14

ARTICLE XII.              Indemnification of Officers, Directors, Employees
                              & Agents; Insurance                                                         14
    Section 1.                General                                                                     14
    Section 2.                Derivative Actions                                                          16
    Section 3.                Special Right to Indemnification in Certain Cases                           16
    Section 4.                Mandatory Indemnification for Directors;
                                  Determinations in Specific Cases for Others                             16
    Section 5.                Advancement of Expenses                                                     17
    Section 6.                Bylaw Indemnification Rights Not Exclusive;
                                  Enforceable by Separate Action                                          19
    Section 7.                Insurance                                                                   19
    Section 8.                Miscellaneous                                                               19
    Section 9.                Amendment                                                                   20

ARTICLE XIII.             Fiscal year                                                                     20
    Section 1.                Fiscal Year                                                                 20

ARTICLE XIV.              Execution of Documents                                                          21
    Section 1.                Execution of Documents                                                      21

ARTICLE XV.               Conflicts of Interest                                                           21
    Section 1.                Policy                                                                      21
    Section 2.                Implementation of Policy                                                    22

ARTICLE XVI.              Amendments                                                                      22
    Section 1.                Amendments                                                                  22
    Section 2.                Severability                                                                23
ARTICLE XVII.             (Opt Out of Section 910)                                                        23

                                     BYLAWS
                                       OF
                          NORTH EAST INSURANCE COMPANY
                          ----------------------------

                                   ---------
                                   ARTICLE I
                                   ---------

                  ARTICLES OF INCORPORATION, OFFICE, LOCATION,
                  --------------------------------------------

                           SEAL AND SECTION HEADINGS
                           -------------------------

         SECTION 1. ARTICLES OF INCORPORATION. References in these bylaws to the Articles of Incorporation shall have the meaning set forth in Section 102(1) of the Maine Business Corporation Act. The name of this corporation shall be as set forth in the Articles of Incorporation (Certificate of Organization of a Corporation under the General Law filed with the Office of the Secretary of State on August 9, 1965). References in these bylaws to the Maine Business Corporation Act and to particular sections of that Act are to that Act and the sections as from time to time in effect.

         SECTION 2. OFFICE AND LOCATION. This corporation is located in the State of Maine and the registered office is at 482 Payne Road, 4th Floor, Scarborough, Maine 04074. The principal office and place of business of this corporation shall be at such place as the Board of Directors shall fix, and the corporation may have such other offices and places of business, both within and without the State of Maine, as the Board of Directors may from time to time fix, or as the business of the corporation may from time to time require.

         SECTION 3. SEAL. The seal of this corporation shall be circular in form with the name of the corporation, the word "Maine" and the year of its incorporation so engraved on its face that it may be embossed on paper by pressure, provided that the Board of Directors may adopt a wafer seal in any form in respect of any particular document or instrument, in which case such wafer seal affixed to such document or instrument shall be the corporate seal of this corporation thereon for all purposes provided by law.

         SECTION 4. SECTION HEADINGS. The headings of Articles and Sections in these bylaws are for convenience only, and shall not be taken into account in construing these bylaws.

                                   ----------
                                   ARTICLE II
                                   ----------

                         ANNUAL MEETING OF SHAREHOLDERS
                         ------------------------------

         SECTION 1. PLACE. All meetings of shareholders for the election of Directors shall be held at the registered office of the corporation unless the Board of Directors shall fix some other place within the State of Maine (or outside of the State of Maine if permitted by the Articles of Incorporation) for such meetings.

         SECTION 2. DATE. Annual meetings of shareholders shall be held on the last Monday of May in each year if not a legal holiday and if a legal holiday, then on the next business day following at such hour as may be fixed by the President or Board of Directors at which the shareholders shall elect a Board of Directors and transact such other business as may be brought before the meeting. For good reason, the annual meeting may be held within thirty (30) days of the last Monday of May in each year. If for any reason such annual meeting is not held on the date specified herein, or within thirty (30) days thereafter, a substitute annual meeting may be held at any time following such date in lieu thereof, and any business transacted or elections held at such substitute annual meeting shall be as valid as if transacted or held at the annual meeting. Such substitute annual meeting may be called in the same manner and by the person or persons prescribed for calling special meetings of shareholders.

         SECTION 3. NOTICE. Unless waived in the manner prescribed by the Maine Business Corporation Act, written notice of the annual meeting or substitute annual meeting stating the place, day and hour thereof, shall be given in the manner prescribed by the Maine Business Corporation Act, including without limitation Section 604 thereof.

                                  -----------
                                  ARTICLE III
                                  -----------

                        SPECIAL MEETINGS OF SHAREHOLDERS
                        --------------------------------

         SECTION 1. PLACE AND DATE. Special meetings of shareholders for any purpose or purposes may be held at such time and place, within the State of Maine (or outside the State of Main if permitted by the Articles of Incorporation), as shall be stated in the notice of the meeting or in a duly executed waiver of notice thereof.

         SECTION 2. CALL. Special meetings of the shareholders, for any purpose or purposes may be called by the Clerk or such other officer or officers, Directors or shareholders who by Section 603 of the Maine Business Corporation Act are empowered to call special meetings of shareholders.

         SECTION 3. NOTICE. Unless waived in the manner prescribed by the Maine Business Corporation Act, written notice of a special meeting of shareholders stating the place, day and hour thereof, and the purpose or purposes for which the meeting is called, shall be delivered in the manner prescribed by the Maine Business Act, including without limitation Sections 404, 805, 902 and 1003 thereof.

                                  -----------
                                  ARTICLE IV.
                                  -----------

                          QUORUM AND VOTING OF SHARES
                          ---------------------------

         SECTION 1. QUORUM. The holders of one-third of the shares of stock issued and outstanding and entitled to vote, represented in person or by proxy, shall constitute a quorum at all meetings of the shareholders for the transaction of business except as otherwise provided by Maine Business Corporation Act. If, however, such quorum shall not be present or represented at any meeting of the shareholders, the shareholders present in person or represented by proxy shall have the power to adjourn the meeting from time to time, without notice (except as otherwise provided by the Maine Business Corporation Act) other than announcement at the meeting, until a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified.

         SECTION 2. VOTING RIGHTS. Each outstanding share of stock, having voting power, shall be entitled to one vote on each matter submitted to a vote at a meeting of shareholders. A shareholder may vote either in person or by proxy executed in the manner prescribed by the Maine Business Corporation Act, including without limitation Sections 613, 614 and 615 thereof.

         SECTION 3. ACTION BY CONSENT. Any action required or permitted by law to be taken at any annual of special meeting of shareholders may be taken without a meeting if written consents, setting forth the action so taken, are signed by the holders of all outstanding shares entitled to vote on such action and are filed with the Clerk of the corporation as part of the corporate records. Such written consents may contain statements in the form of, and in any case shall have the same effect as unanimous vote or votes of the shareholders and may be stated as such in any certificate or document required or permitted to be filed with the Secretary of the State of Maine, and in any certificate or document prepared or certified by any officer of the corporation for any purpose.

                                   ----------
                                   ARTICLE V.
                                   ----------

                                   DIRECTORS
                                   ---------

         SECTION 1. NUMBER, QUALIFICATION AND TERM. The maximum number of Directors shall be 21 and the minimum number of Directors shall be 7. the Board of Directors is authorized by resolution to increase and decrease the number of Directors within that range, but no reduction in the number of directors shall shorten the term of any incumbent director. Directors need not be residents of the State of Maine nor shareholders of the corporation. The Directors shall be elected a t the annual meeting of the shareholders, and each Director elected shall serve until the next succeeding annual meeting and until his successor shall have been elected and qualified.

         SECTION 2. VACANCIES, RESIGNATION AND REMOVAL. Any vacancy in the Board of Directors, including newly created directorships created by increase in the number of Directors, may be filled by a majority of the remaining Directors. Any Director may resign his office by delivering a written resignation to the President or Clerk. Directors may be removed from office in the manner prescribed by the Maine Business Corporation Act, including without limitation
Section 707 thereof.

         SECTION 3. POWERS. The Board of Directors shall manage and control the business, property and affairs of the corporation. In the management and control of the business, property and affairs of the corporation, the Board of Directors is hereby vested with all of the powers and authority of the corporation itself, so far as not inconsistent with the Maine Business Corporation Act or other laws of the State of Maine, the Articles of Incorporation or these bylaws.

         SECTION 4. COMPENSATION. The Board of Directors, by the affirmative vote of a majority of the Directors then in office, and irrespective of any personal interest of any of its members, shall have authority to establish reasonable compensation of all Directors for services to the corporation as Directors, officers, or otherwise.

                                   ----------
                                   ARTICLE VI
                                   ----------

                       MEETINGS OF THE BOARD OF DIRECTORS
                       -----------------------------------

         SECTION 1. ANNUAL MEETING. The first meeting of each newly elected Board of Directors shall be held at such time and place as shall be fixed by the shareholders at their meeting electing them, or if no such time and place are so fixed, said first meeting shall be held at the place of and immediately following such meeting of shareholders. In either event, no notice of such meeting shall be necessary. Such meeting of the Directors may also convene at such place and time as shall be fixed by the consent in writing of all the Directors.

         SECTION 2. REGULAR MEETINGS. Regular meetings of the Board of Directors may be held upon such notice, or without notice, and at such time and place as shall from time to time be fixed by the Board. Unless otherwise specified by the Board, no notice of such regular meetings shall be necessary, except as otherwise provided by the Maine Business Corporation Act, including without limitation Section 601 thereof.

         SECTION 3. SPECIAL MEETINGS. Special meetings of the Board of Directors may be called by the President, Clerk, Secretary or any other person or persons authorized by the Maine Business Corporation Act to call such meetings. The person or persons calling the special meeting shall fix the time and place thereof.

         Unless notice of a special meeting is waived in the manner prescribed by the Maine Business Corporation Act, notice of each special meeting of the Board of Directors shall be given by the Clerk, Secretary or the person or persons calling the special meeting. It shall be sufficient notice to a Director of a special meeting to send notice by mail at least 48 hours, or by telegram at least 24 hours, before the meeting addressed to him at his usual or last known business or residence address or to give notice to him in person or by telephone at least 24 hours before the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of directors need be specified in the notice of the meeting, except as otherwise required by the Maine Business Corporation Act, including without limitation Section 601 thereof. The giving of notice of a special meeting of the Board of Directors by the person or persons authorized to call the same shall constitute the call thereof.

         SECTION 4. ATTENDANCE AS WAIVER OF NOTICE. Attendance of a Director at any meeting shall constitute a waiver of notice of such meeting, except where a Director attends for the express purpose, stated at the commencement of the meeting, of objecting to the transaction of any business because the meeting is not lawfully called, noticed, or convened.

         SECTION 5. QUORUM AND VOTE REQUIRED. At any meeting of the Directors, a majority of the Directors then in office shall constitute a quorum for the transaction of business. The Directors present at a duly called or held meting at which a quorum was once present may continue to do business and take action at the meeting notwithstanding the withdrawal of enough Directors to leave less than a quorum. Any meeting may be adjourned from time to time by a majority of the votes cast upon the question, whether or not a quorum is present, and the meeting may be held as adjourned without further notice if the time and place to which it is adjourned is fixed and announced at such meeting. The vote of a majority of the Directors present at a meeting at which a quorum is present shall be the act of the Board of Directors unless the vote of a greater number is required by these bylaws or the Maine Business Corporation Act.

         SECTION 6. ACTION BY CONSENT. Any action required or permitted to be taken at a meeting of the Directors, or of a committee of the Directors, may be taken without a meeting if all of the Directors, or all of the members of the committee, as the case may be, sign written consents setting forth the action taken or to be taken, at any time before or after the intended effective date of such action. Such consents shall be filed with the minutes of the Directors' meetings or committee meetings, as the case may be, and shall have, and may be stated by any officer of the corporation to have, the same effect as a unanimous vote or resolution of the Board of Directors at a legal meeting thereof. Any such action taken by unanimous written consents may, but need not be, set forth in such consents in the form of resolutions or votes.

         SECTION 7. TELEPHONE MEETINGS. Members of the Board of Directors or of any committee designated thereby may participate in a meeting of the Board or of such committee by means of conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other, and participating in a meeting in such manner by any member who does not object at the beginning of such meting to the holding thereof in such manner shall constitute presence in person at such meeting.

                                  -----------
                                  ARTICLE VII
                                  -----------

                              EXECUTIVE COMMITTEE
                              -------------------

         SECTION 1. BOARD COMMITTEES. By resolution adopted by a majority of Directors then in office, the Board of Directors may designate from among its members an executive committee and other committees, each consisting of two or more Directors. The Board may delegate to any such committee all or any portion of the authority of the Board, except that no committee shall (a) amend the Articles of Incorporation of the Company; (b) adopt a plan of merger or consolidation; (c) recommend to the shareholders the sale or disposition of all or substantially all of the property and assets of the Corporation other than in the usual course of its business; (d) recommend to the shareholders a voluntary dissolution of the Corporation or revocation of such dissolution; (e) declare corporate distributions other than dividends from earned surplus or from net earnings; (f) amend these bylaws; or (g) take any action that is otherwise prohibited by law. The Board may designate from among its members one or more alternate members of such committee, who may replace any absent member at any meeting of such committee. The Board or the committee may also designate non-Director members of management to serve as liaisons the committee; provided that only Directors shall have authority to vote or otherwise approve any action by the committee. A majority of the members of each committee may determine its actions and may fix the place, date, and hour of its meetings, unless otherwise provided by the Board. Except as otherwise provided by the committee or the Board, the provisions of these bylaws for the calling, noticing and conduct of Board meetings shall govern the calling, noticing and conduct of committee meetings. Each committee shall keep regular minutes of its minutes of its meetings and shall report its actions to the Board when so requested. Each member of any committee serves at the pleasure of the Board, and may be removed from such committee at any time, with or without cause, by resolution adopted by a majority of the Directors then in office.


                                  ------------
                                  ARTICLE VIII
                                  ------------

                                    OFFICERS
                                    --------

         SECTION 1. NUMBER. The officers of the corporation shall be chosen by the Board of Directors and shall be a President, a Treasurer, a Clerk who shall be a resident of Maine, and a Secretary. The office of Clerk and Secretary may be combined. The Board of Directors may also elect one or more Vice-Presidents, (one of whom may be designated by the Board of Directors as the Executive Vice-President), and one or more Assistant Secretaries and Assistant Treasurers.

         SECTION 2. WHEN CHOSEN. The Board of Directors at its initial meeting after the incorporation of the corporation and at each regular meeting held after each annual meeting of shareholders shall choose such officers, none of whom need be a member of the Board; but the Clerk need not be elected annually and shall hold office until the corporation changes its Clerk in the manner provided by the Maine Business Corporation Act.

         SECTION 3. ADDITIONAL OFFICERS. The Board of Directors may appoint such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors.

         SECTION 4. COMPENSATION OF OFFICERS. The salaries of all officers of the corporation shall be fixed by the Board of Directors.

         SECTION 5. VACANCIES, TERM AND REMOVAL. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the Board of Directors may be removed at any time by the Board of Directors, with or without cause. Any vacancy occurring in any office of the corporation may be filled by the Board of Directors.

         SECTION 6. PRESIDENT. The President shall be the chief executive officer of the corporation, shall preside at all meetings of the shareholders and of the Board of Directors, shall have the general and active management of the business of the corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect.

         SECTION 7. VICE-PRESIDENT. The Vice-President, if any, or if there shall be more than one, the Vice-Presidents in the order determined by the Board of Directors, shall, in the absence of or in the case of the disability of the President, perform the duties and exercise the powers of the President and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe. If the Board of Directors shall appoint or elect an Executive Vice-President, it shall be presumed that he is the Vice-President determined by the Board of directors to act in case of the absence or disability of the President.

         SECTION 8. CLERK. The Clerk shall keep, in a book kept for such purpose, the records of all shareholders' meetings, and shall perform such duties and have such powers as are prescribed by the Maine Business Corporation Act, including without limitation, Sub-section 11 of Section 714 thereof. The Clerk shall have custody of the corporate seal and may affix the same to documents requiring it, and attest the same. The Clerk may permit the President or Secretary to keep a duplicate of the corporate seal.

         SECTION 9. SECRETARY. The Secretary or the Clark shall attend all meetings of the Board of Directors and record all the proceedings of the Board of Directors in a book kept for that purpose, and shall give notice of special meetings of the Board of Directors, and shall perform like duties for the executive committee. The Secretary shall perform such other duties as may be prescribed by the Board of Directors or President, under whose supervision he shall be. He, or an Assistant Secretary, shall have authority to affix the corporate seal to any instrument requiring it and when so affixed, it may be attested by his signature or by the signature of such Assistant Secretary or by the Clerk. The Board of Directors may give general authority to any other officer to affix the seal of the corporation and to attest the same. The Secretary shall have such other powers and duties as are prescribed by law or by the Board of directors. In case of the absence of or disability of the Secretary, or if the corporation shall have no Secretary, all the powers of the Secretary may be exercised by the Clerk.

         SECTION 10. ASSISTANT SECRETARIES. The Assistant Secretary, or if there be more than one, the Assistant Secretaries, in the order determined by the Board of Directors, shall, in case of the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.

         SECTION 11. TREASURER. The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the Board of Directors. He shall disburse the funds of the corporation as may be ordered by the Board of Directors, at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer and of the financial condition of the corporation.

         SECTION 12. ASSISTANT TREASURERS. The Assistant Treasurer, or, if there shall be more than one, the Assistant Treasurers, in the order determined by the Board of Directors, shall, in the absence of or in the case of the disability of the Treasurer, perform the duties and exercise the powers of the Treasurer and shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.


                                   ----------
                                   ARTICLE IX
                                   ----------

                      VOTING SHARES OF OTHER CORPORATIONS
                      -----------------------------------

         SECTION 1. VOTING SHARES OF OTHER CORPORATIONS. The chairman of the board, if any, President, and Vice-President, if any, Secretary and Treasurer of this corporation, in that order, shall have authority to vote shares of other corporations standing in the name of this corporation, and the President, Secretary or Clerk is authorized to execute in the name and on behalf of this corporation proxies appointing any one or more of the officers first above named, in the order above named, as proxy agents.


                                   ---------
                                   ARTICLE X
                                   ---------

                               LOST CERTIFICATES
                               -----------------

         SECTION 1. LOST CERTIFICATES. The Board of Directors may direct a replacement or duplicate certificate for shares of this corporation to be issued in place of any certificate theretofore issued by the corporation alleged to have been lost, destroyed or mutilated. When authorizing such issue of a new certificate, the Board of Directors, in its discretion and as a condition precedent to the issuance thereof, may prescribe such terms and conditions as it deems expedient, and may require such indemnities as it deems adequate, to protect the corporation and its officers and agents from any claim that may be made against it with respect to any such certificate alleged to have been lost, destroyed or mutilated. The powers and duties of the Board prescribed in this
ARTICLE X may be delegated in whole or in part to any registrar or transfer agent.

                                   ----------
                                   ARTICLE XI
                                   ----------

                      TRANSFERS AND REGISTRATION OF SHARES
                      ------------------------------------

         SECTION 1. TRANSFERS OF SHARES. Upon surrender to the corporation or the transfer agent of the corporation of a certificate representing shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, a new certificate shall be issued to the person entitled thereto, and the old certificate cancelled and the transaction recorded upon the books of the corporation, provided that the provisions of these bylaws, if any, respecting restrictions on sales or transfers of shares have been complied with.

         SECTION 2. REGISTERED SHAREHOLDERS. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have express or other notice thereof.

                                  -----------
                                  ARTICLE XII
                                  -----------

               INDEMNIFICATION OF OFFICERS, DIRECTORS, EMPLOYEES
               -------------------------------------------------

                             AND AGENTS; INSURANCE
                             ---------------------

         SECTION 1. GENERAL. The corporation shall in all cases indemnify any person who is or was a director of the corporation on or after May 1, 1990 and may (subject to Section 4 of this Article) indemnify any other person, employee or agent of the corporation, as provided in Section 4 of this Article, who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, trustee, partner, fiduciary, employee or agent of another corporation, partnership, joint venture, trust, pension or other employee benefit plan or other enterprise, against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement to the extent actually and reasonably incurred by that person in connection with such action, suit or proceeding; provided that no indemnification may be provided by any person with respect to any matter as to which that person shall have been finally adjudicated:

         A. Not to have acted honestly or in the reasonable belief that that person's action was in or not opposed to the best interests of the corporation or its shareholders or, in the case of a person serving as a fiduciary of an employee benefit plan or trust, in or not opposed to the best interests of that plan or trust, or its participants or beneficiaries; or

         B. With respect to any criminal action or proceeding, to have had reasonable cause to believe that that person's conduct was unlawful. The termination of any action, suit or proceeding by judgment, order or conviction adverse to that person, or by settlement or plea of nolo contendere or its equivalent, shall not of itself create a presumption that that person did not act honestly or in the reasonable belief that that person's action was in or not opposed to the best interests of the corporation or its shareholders, or, in the case of a person serving as a fiduciary of an employee benefit plan or trust, in or not opposed to the best interests of that plan or trust or its participants or beneficiaries and, with respect to any criminal action or proceeding, had reasonable cause to believe that that person's conduct was unlawful.

         SECTION 2. DERIVATIVE ACTIONS. Notwithstanding any provision of Section 1 or 4, the corporation shall not indemnify any person with respect to any claim, issue or matter asserted by or in the right of the corporation as to which that person is finally adjudicated to be liable to the corporation unless the court in which the action, suit or proceeding was brought shall determine that, in view of all the circumstances of the case, that person is fairly and reasonably entitled to indemnity for such amounts as the court shall deem reasonable.

         SECTION 3. SPECIAL RIGHT TO INDEMNIFICATION IN CERTAIN CASES. Any provisions of Sections 1, 2 or 4 to the contrary notwithstanding, to the extent that a director, officer, employee or agent of the corporation or any other person whom the corporation has authority to indemnify under Section 1, has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Sections 1 or 2, or in defense of any claim, issue or matter therein, that person shall be indemnified against expenses, including attorneys' fees, actually and reasonably incurred in connection therewith. The right to indemnification granted by this Subsection may be enforced by a separate action against the corporation, if an order for indemnification is not entered by a court in the action, suit or proceeding wherein that director, officer, employee or agent was successful on the merits or otherwise.

         SECTION 4. MANDATORY INDEMNIFICATION FOR DIRECTORS; DETERMINATIONS IN SPECIFIC CASES FOR OTHERS. Any indemnification under Section 1, unless ordered by a court or required by these bylaws, shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of any director, officer, employee or agent is proper in the circumstances and in the best interests of the corporation; provided that no such determination shall be required with respect to any person who is or was a director of the corporation on or after May 1, 1990 and indemnification of any such person under Section 1 shall be required in all cases, regardless of the capacity in which such director is or was made or threatened to be made a party to the action, suit or proceeding. Where such a case specific determination is required, that determination shall be made by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to that action, suit or proceeding, or if such a quorum is not obtainable, or even if obtainable, if a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or by the shareholders. Such a determination once made may not be revoked and, upon the making of that determination, the director, officer, employee or agent may enforce the indemnification against the corporation by a separate action notwithstanding any attempt or actual subsequent action by the Board of Directors.

         SECTION 5. ADVANCEMENT OF EXPENSES. Except in the case of any person who is or was a director of the corporation on or after May 1, 1990 expenses incurred in defending a civil, criminal, administrative or investigative action, suit or proceeding may be authorized and paid by the corporation in advance of the final disposition of that action, suit or proceeding upon a determination made in accordance with the procedure established in Section 4 that, based solely on the facts then known to those making the determination and without further investigation, the person seeking indemnification satisfied the standard of conduct prescribed by Section 1 (except that with respect to any person who is or was a director of the corporation on or after May 1, 1990, these expenses shall in all cases be paid by the corporation in advance of the final disposition of that action, suit or proceeding), and upon receipt by the corporation of:

         A. A written undertaking by or on behalf of the person seeking indemnification to repay that amount if that person is finally adjudicated:

         (1) Not to have acted honestly or in the reasonable belief that that person's action was in or not opposed to the best interests of the corporation or its shareholders or, in the case of a person serving as a fiduciary of an employee benefit plan or trust, in or not opposed to the best interest of such plan or trust or its participants or beneficiaries;

         (2) With respect to any criminal action or proceeding, to have had reasonable cause to believe that the person's conduct was unlawful; or

         (3) With respect to any claim, issue or matter asserted in any action, suit or proceeding brought by or in the right of the corporation, to be liable to the corporation, unless the court in which that action, suit or proceeding was brought permits indemnification in accordance with Subsection 2; and

         B. A written affirmation by the person seeking indemnification that the person has met the standard of conduct necessary for indemnification by the corporation as authorized in this section.

         The undertaking required by Paragraph A shall be an unlimited general obligation of the person seeking the advance, but need not be secured and may be accepted without reference to financial ability to make the repayment. With respect to any person who is or was a director of the corporation on or after May 1, 1990, such expenses shall in all cases be advanced by the corporation, as reasonably requested from time to time, upon receipt by the corporation, at the time of the initial advance, of the undertaking described in clause (A) or the affirmation described in clause (B).

         SECTION 6. BYLAW INDEMNIFICATION RIGHTS NOT EXCLUSIVE; ENFORCEABLE BY SEPARATE ACTION. The indemnification and entitlement to advances of expenses provided by this Article shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any agreement, vote of stockholders or disinterested directors or otherwise, both as to action in that person's official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee, agent, trustee, partner or fiduciary and shall inure to the benefit of the heirs, executors and administrators of such a person. A right to indemnification required by this Article may be enforced by a separate action against the corporation, if an order for indemnification has not been entered by a court in any action, suit or proceeding in respect to which indemnification is sought.

         SECTION 7. INSURANCE. The corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, trustee, partner, fiduciary, employee or agent of another corporation, partnership, joint venture, trust, pension or other employee benefit plan or other enterprise against any liability asserted against that person and incurred by that person in any such capacity, or arising out of that person's status as such, whether or not the corporation would have the power to indemnify that person against such liability under this section.

         SECTION 8. MISCELLANEOUS. For purposes of this Article, references to the "corporation" shall include, in addition to the surviving corporation or new corporation, any participating corporation in a consolidation or merger. For purposes of this Article, the corporation shall be deemed to have requested a person to serve an employee benefit plan whenever the performance by him of his duties to the corporation also imposes duties on, or otherwise involves services by, him to the plan or participants or beneficiaries of the plan; excise taxes assessed on a person seeking indemnification with respect to an employee benefit plan pursuant to applicable law shall be deemed "fines"; and action taken or omitted by him with respect to an employee benefit plan in the performance of his duties for a purpose reasonably believed by him to be in the interests of the participants or beneficiaries of the plan shall be deemed to be for a purpose which is in the best interests of the corporation.

         SECTION 9. AMENDMENT. Any amendment, modification or repeal of this
Article XII shall not deny, diminish or otherwise limit the rights of any person to indemnification or advance hereunder with respect to any action, suit or proceeding arising out of any conduct, act or omission occurring or allegedly occurring at any time prior to the date of such amendment, modification or repeal. This Article XII may be amended, modified or repealed by the affirmative vote of a majority of the directors of the corporation present and voting at a meeting of the board of directors of the corporation which has been duly called and held.

                                  ------------
                                  ARTICLE XIII
                                  ------------

                                  FISCAL YEAR
                                  -----------

         SECTION 1. FISCAL YEAR. This fiscal year of the corporation shall be fixed by resolution of the Board of Directors.

                                  -----------
                                  ARTICLE XIV
                                  -----------

                             EXECUTION OF DOCUMENTS
                             ----------------------

         SECTION 1. EXECUTION OF DOCUMENTS. Unless the Board of Directors, executive committee or shareholders shall otherwise generally or in any specific instance provide: (a) any bill, note, check, or negotiable instrument may be executed or endorsed in the name and on behalf of the corporation by the President or Treasurer, acting singly, and (b) any other instruments, documents, deeds, bills of sale or other writings of whatever nature shall be executed in the name and on behalf of the corporation by the President or the Treasurer, acting singly, and either officer may seal, acknowledge and deliver the same.

                                   ----------
                                   ARTICLE XV
                                   ----------

                             CONFLICTS OF INTEREST
                             ---------------------

         SECTION 1. POLICY. It shall be the general policy of this corporation that all officers and Directors of this corporation or its subsidiaries and affiliates shall avoid any situation which does or may involve a conflict between their personal or business interests and the interests of this corporation or its subsidiaries and affiliates. The officers and Directors stand in a fiduciary relationship to the corporation and its shareholders and its subsidiaries and affiliates and their shareholders. Consequently such officers and Directors owe a duty of undivided loyalty, fairness and good faith toward the corporation, its shareholders, subsidiaries and affiliates of the corporation and their shareholders. Each officer and Director has an obligation to disregard his own business and personal interests as well as those of his family or business associates in an instance where those interests conflict with the interests of the corporation, its shareholders, its subsidiaries and affiliates and their shareholders. Each officer and Director must be guided by a fundamental sense of fairness and a scrupulous regard for their primary responsibility to the corporation, its shareholders, its subsidiaries and affiliates and their shareholders.

         SECTION 2. IMPLEMENTATION OF POLICY. In addition to the duties set forth in these bylaws for the President, he shall be charged with the specific responsibility for implementing the general policy set forth in Section 1 of this ARTICLE XV. The President shall confer with the Board of Directors annually regarding any possible conflicts of interest and shall present a report to the shareholders at their annual meeting. If deemed necessary by the President, he shall require each officer and Director of the corporation to execute a writing in a form approved by the Board of Directors indicating an understanding and appreciation of the general policy set forth in Section 1 of this ARTICLE XV and further indicating any possible conflict of interest which might result in a violation of that policy. Such writings shall be reviewed by the President at least annually and, if he deems it necessary, appropriate action taken in regard thereto. Such writings shall remain in the possession of the Clerk and be available for inspection on written request by any shareholder of the corporation or bay any proper agent of a governmental or regulatory agency.

                                  -----------
                                  ARTICLE XVI
                                  -----------

                                   AMENDMENTS
                                   ----------

         SECTION 1. AMENDMENTS. The Board of Directors shall have the power to alter, amend or repeal these bylaws, and to adopts new bylaws, provided that the notice of any regular or special meeting at which such action is to be taken shall either set out the text of the proposed new bylaws, amendment or bylaw to be repealed, or shall summarize the changes to be effected by such adoption, amendment or repeal, and provided further that the shareholders may amend or repeal a bylaw provision adopted by the Board of Directors and in such case the Board of Directors may not, for two years thereafter, amend or readopt the bylaw provision thus amended or repealed by the shareholders.

         SECTION 2. Wherever possible, each provision of these Bylaws shall be interpreted in such manner as to be effective and valid under applicable law, but if any provisions of these Bylaws shall be deemed to any degree prohibited by, unenforceable or invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition, unenforceability or invalidity, and without invalidating the remainder of such provision or of the remaining provisions of these Bylaws, and while preserving the maximum degree of effectiveness consistent with applicable law.

                                  ------------
                                  ARTICLE XVII
                                  ------------

         Section 910 of Title 13-A M.R.S.A., as it may be amended hereafter, shall not be applicable in any respect to the Corporation.

                                  Exhibit 4.2

                           NON-VOTING TRUST INDENTURE

                                Capital Stock of

                          North East Insurance Company


         THIS INDENTURE made at Portland, Maine, as of the 3rd day of February, 1987, among North East Insurance Company, a Maine corporation, chartered as an insurer under the laws of the State of Maine, hereinafter called the Company; Bernard D. Gershuny, hereinafter called the Stockholder of the Company, and Stephen F. Dubord, of 44 Elm Street, P.O. Box 708, Waterville, Maine 04901, and his successors in trust.

                             W I T N E S S E T H :

         WHEREAS, the parties hereto deem it necessary and advisable, for their best interests, in order to meet, address and comply with both the spirit and the letter of the Decision and Order of Mr. E. B. Stevens, Acting Superintendent of Insurance, dated January 17, 1987, relating to the application of Bernard D. Gershuny to acquire control of the Company, and at the same time, meet the equitable interests of Mr. Gershuny, and, WHEREAS, the Stockholder and the Company have agreed upon the person of the Trustee and upon the form of this Agreement, and,

         WHEREAS, the Trustee has consented to act under this agreement for the purposes herein provided,

         IT IS AGREED:

         1. AGREEMENT. Copies of this agreement, and of every agreement supplemental hereto or amendatory hereof, shall be filed in the principal office of the Company in Portland, Maine, and shall be open to the inspection of any stockholder of the Company, or any beneficiary of the trust under this agreement, daily during business hours. All trust certificates issued as hereinafter provided shall be issued, received, and held subject to all the terms of this agreement. Every person, firm, trust, or corporation entitled to receive trust certificates representing shares of capital stock, and their transferees and assigns, upon accepting the trust certificates issued hereunder, shall become parties to and be bound by the provisions of this agreement with the same effect as if they had executed the agreement.

         2. TRANSFER OF STOCK TO TRUSTEE. The Stockholder who has executed this agreement shall deposit with the Trustee certificates for capital stock of the Company as set forth after their respective signatures to this agreement. All such stock certificates shall be made out in the name of the Trustee, or so endorsed, or accompanied by such instruments of transfer as to enable the Trustee to cause such certificates to be transferred into the name of the Trustee, as hereinafter provided. On receipt by the Trustee of the certificates for any such shares of capital stock and the transfer of the same into the name of the Trustee, the Trustee shall hold the same subject to the terms of this agreement, and shall thereupon issue and deliver to the Stockholder trust certificates for the capital stock of the Company respectively deposited by them.

         All certificates for capital stock of the Company transferred and delivered to the Trustee pursuant to this agreement shall be surrendered by the Trustee to the Company and cancelled, and new certificates therefor shall be issued to and held by the Trustee in the name of "Stephen F. Dubord, as Trustee".

         3. TRUST CERTIFICATES. The trust certificates to be issued and delivered by the Trustee in respect of the capital stock of the Company as hereinbefore provided shall be in substantially the same form as reflected in Exhibit A, attached hereto and made a part hereof. The sole beneficiary and owner of the trust and the sole recipient of the trust certificates is Bernard
D.  Gershuny.

         4. TRANSFER OF CERTIFICATES. The trust certificates shall be transferable at the principal office of the Trustee in Waterville, Maine (and at such other office as the Trustee may designate by an instrument in writing signed by them and sent by mail to the registered holders of trust certificates), on the books of the Trustee, by the registered owner thereof, either in person or by attorney thereto duly authorized, upon surrender thereof, according to the rules established for that purpose by the Trustee, and the Trustee may treat the registered holder as owner thereof for all purposes whatsoever, but they shall not be required to deliver stock certificates hereunder without the surrender of such trust certificates.

         If a trust certificate is lost, stolen, mutilated, or destroyed, the Trustee, in their discretion, may issue a duplicate of such certificate upon receipt of:

         (a)     evidence of such fact satisfactory to them;

         (b)     indemnity satisfactory to them;

         (c)     the existing certificate, if mutilated; and

         (d) their reasonable fees and expenses in connection with the issuance of a new trust certificate.

The Trustee shall not be required to recognize any transfer of a trust certificate not made in accordance with the provisions hereof, unless the person claiming such ownership shall have produced indicia of title satisfactory to the Trustee, and shall in addition deposit with the Trustee indemnity satisfactory to them.

         Bernard D. Gershuny as the sole recipient of the Trustee Certificate and as the sole beneficiary of the Trust:

         (a) represents and warrants that he is acquiring the trust certificates for his own account for investment and not with a view toward dividing his participation with others or with a view toward or for resale in connection with any "distribution" (as that term is used in the Securities Act of 1933 (herein, the "Act") and, in the rules and regulations of the Securities and Exchange Commission promulgated thereunder) of all or any portion thereof.

         (b) agrees and covenants that he will not divide his participation in the trust certificates with others and will not offer, sell, pledge, hypothecate or otherwise transfer or dispose of any of the Shares in the absence of registration of such Shares under the Act or an opinion of counsel satisfactory to North East Insurance Company to the effect that registration under the Act is not required with respect to such transfer or disposition.

         5. TERMINATION PROCEDURE. Upon the termination of this agreement at any time, as hereinafter provided, the Trustee, at such time as they may choose during the period commencing twenty (20) days before and ending twenty
(20) days after such termination, shall mail written notice of such termination to the registered owners of the trust certificates, at the addresses appearing on the transfer books of the Trustee. From the date specified in any such notice (which date shall be fixed by the Trustee) the trust certificates shall cease to have any effect, and the holders of such trust certificates shall have no further rights under this agreement other than to receive certificates for shares of stock of the Company or other property distributable under the terms hereof and upon the surrender of such trust certificates. Within thirty (30) days after the termination of this agreement the Trustee shall deliver, to the registered holders of all trust certificates, certificates for the number of shares of the capital stock of the Company represented thereby, upon the surrender thereof properly endorsed, such delivery to be made in each case at the office of the Trustee and after payment, if the Trustee so require, by the persons entitled to receive such certificates, of a sum sufficient to cover any stamp tax or governmental charge in respect of the transfer or delivery of such certificates. At any time subsequent to thirty (30) days after the termination of this agreement the Trustee may deposit with the Company stock certificates representing the number of shares of capital stock represented by the trust certificates then outstanding, with authority in writing to the Company to deliver such stock certificates in exchange for trust certificates representing a like number of shares of the capital stock of the Company; and upon such deposit all further liability of the Trustee for the delivery of such stock certificates and the delivery or payment of dividends upon surrender of the trust certificates shall cease, and the Trustee shall not be required to take any further action hereunder.

         6. DIVIDENDS. Prior to the termination of this agreement, the holder of each trust certificate shall be entitled to receive payments equal to the cash dividends, if any, received by the Trustee upon a like number and class of shares of capital stock of the Company as is called for by each such trust certificate. If any dividend in respect of the stock deposited with the Trustee is paid, in whole or in part, in stock of the Company having general voting powers, the Trustee shall likewise hold, subject to the terms of this agreement, the certificates for stock which are received by them on account of such dividend, and the holder of each trust certificate representing stock on which such stock dividend has been paid shall be entitled to receive a trust certificate issued under this agreement for the number of shares and class of stock received as such dividend with respect to the shares represented by such trust certificate. Holders entitled to receive the dividends discussed above shall be those registered as such on the transfer books of the Trustee at the close of business on the day fixed by the Company for the taking of a record to determine those holders of its stock entitled to receive such dividends, or if the Trustee have fixed a date, as hereinafter in this paragraph provided, for the purpose of determining the holders of trust certificates entitled to receive such payment or distribution, then registered as such at the close of business on the date so fixed by the Trustee. If any dividend in respect of the stock deposited with the Trustee is paid other than in cash or in capital stock having general voting powers, then the Trustee shall distribute the same among the holders of trust certificates registered as such at the close of business on the day fixed by the Trustee for taking a record to determine the holders of trust certificates entitled to receive such distribution. Such distribution shall be made to such holders of trust certificates ratably, in accordance with the number of shares represented by their respective trust certificates. The transfer books of the Trustee may be closed temporarily by the Trustee for a period not exceeding twenty (20) days preceding the date fixed for the payment or distribution of dividends or the distribution of assets or rights, or at any other time in the discretion of the Trustee. In lieu of providing for the closing of the books against the transfer of trust certificates, the Trustee may fix a date not exceeding twenty
(20) days preceding any date fixed by the Company for the payment or distribution of dividends, or for the distribution of assets or rights, as a record date for the determination of the holders of trust certificates entitled to receive such payment or distribution, and the holders of trust certificates of record at the close of business on such date shall exclusively be entitled to participate in such payments or distribution. In lieu of receiving cash dividends upon the capital stock of the Company and paying the same to the holders of trust certificates pursuant to the provisions of this agreement, the Trustee may instruct the Company in writing to pay such dividends to the holders of the trust certificates. Upon receipt of such written instructions, the Company shall pay such dividends directly to the holders of the trust certificates. The Trustee may at any time revoke such instructions and by written notice to the Company direct it to make dividend payments to the Trustee. Upon such instructions being given by the Trustee to the Company, and until revoked by the Trustee, all liability of the Trustee with respect to such dividends shall cease.

         7. SUBSCRIPTION RIGHTS. In case any stock or other securities of the Company are offered for subscription to the holders of capital stock of the Company deposited hereunder, the Trustee, promptly upon receipt of notice of such offer, shall mail a copy thereof to each of the holders of the trust certificates. Upon receipt by the Trustee, at least five (5) days prior to the last day fixed by the Company for subscription and payment, of a request from any such registered holder of trust certificates to subscribe in his behalf, accompanied with the sum of money required to pay for such stock or securities (not in excess of the amount subject to subscription in respect of the shares represented by the trust certificate held by such certificate holder), the Trustee shall make such subscription and payment, and upon receiving from the Company the certificates for shares or securities so subscribed for, shall issue to such holder a trust certificate in respect thereof if the same be stock having general voting powers, but if the same be securities other than stock having general voting powers, the Trustee shall mail or deliver such securities to the certificate holder in whose behalf the subscription was made, or may instruct the Company to make delivery directly to the certificate holder entitled thereto.

         8. DISSOLUTION OF COMPANY. In the event of the dissolution of total or partial liquidation of the Company, whether voluntary or involuntary, the Trustee shall receive the moneys, securities, rights, or property to which the holders of the capital stock of the Company deposited hereunder are entitled, and shall distribute the same among the registered holders of trust certificates in proportion to their interests, as shown by the books of the Trustee, or the Trustees may in their discretion deposit such moneys, securities, rights, or property with any bank or trust company doing business in Augusta, Maine, with authority and instructions to distribute the same as above provided, and upon such deposit, all further obligations or liabilities of the Trustee in respect of such moneys, securities, rights, or property so deposited shall cease, provided, however, that the Trustee's authority is subject to the provisions of 24-A M.R.S.A. Chapter 57.

         9. REORGANIZATION OF COMPANY. In case the Company is merged into or consolidated with another corporation, or all or substantially all of the assets of the Company are transferred to another corporation, then in connection with such transfer, the term "Company" for all purposes of this agreement shall be taken to include such successor corporation, and the Trustee shall receive and hold under this agreement any stock of such successor corporation received on account of the ownership, as Trustee hereunder, of the stock held hereunder prior to such merger, consolidation, and transfer. Trust certificates issued and outstanding under this agreement at the time of such merger, consolidation, or transfer may remain outstanding, or the Trustee may, in their discretion, substitute for such trust certificates new trust certificates in appropriate form, and the terms "stock" and "capital stock" as used herein shall be taken to include any stock which may be received by the Trustee in lieu of all or any part of the capital stock of the Company.

         10. RIGHTS OF TRUSTEE. Until the actual delivery to the holders of trust certificates issued hereunder of stock certificates in exchange therefor, and until the surrender of the trust certificates for cancellation, the Trustee shall have the right, subject to the provisions of this paragraph hereinafter set forth, to exercise, in person or by his nominees or proxies, all Stockholders' rights and powers in respect of all stock deposited hereunder, excluding the right to vote thereon. Parties agree that no person shall have the right to vote the stock deposited with the Trustee hereunder.

         Notwithstanding anything else in this trust to the contrary, nor the foregoing provisions of this Paragraph 10, it is specially agreed that the Trustee shall, to the extent required by the Superintendent of Insurance, Bureau of Insurance, Department of Professional and Financial Regulation, of the State of Maine, or those persons properly acting in his behalf, exercise their rights hereunder in such manner as to honor the continued control of the Company by Howard Gunty, until the maturity of the condition or conditions subsequent which will give rise to the termination of this Trust Indenture.

         11. TRUSTEE. A Trustee (and any successor trustee) may at any time resign by mailing to the registered holders of trust certificates a written resignation to take effect thirty (30) days thereafter or upon the prior acceptance thereof. Upon the death or resignation of the presently named Trustee, a successor trustee shall be selected by the company. The selection of a successor trustee preferably shall be made from the following persons:

         (a) Such attorney-at-law admitted to practice in the State of Maine who shall be acceptable to all of Bradford Associates, Mr. Gershuny and the Superintendent of Insurance, or his authorized delegate.

         (b) Such Certified Public Accountant authorized to practice accounting within the State of Maine who shall be acceptable to all of Bradford Associates, Mr. Gershuny and the Superintendent of Insurance, or his authorized delegate.

provided only that no such attorney or accountant shall be related to any of the parties hereto, nor have a professional relationship with any of the parties hereto, other than as may arise under the terms hereof, or as may have arisen by virtue of such attorney or accountant's participation in matters heard before or administered by said Bureau of Insurance for the State of Maine.

         The rights, powers, and privileges of the Trustee named hereunder shall be possessed by the successor Trustee, with the same effect as though such successors had originally been parties to this agreement. The word "Trustee", as used in this agreement, means the Trustee or any successor Trustee acting hereunder, and shall include both the single and the plural number.

         12. Term. This agreement shall terminate at any time upon the happening of the following events:

         (a) A final order of the Superintendent of Insurance permitting Mr. Gershuny to acquire a controlling interest in the Company.

         (b) The withdrawal of the application of Bernard D. Gershuny to acquire control of North East Insurance Company accompanied by the divestiture of his shares in the company.

         (c) The execution of a Termination Agreement by the Company and Mr. Gershuny, subject to the prior approval of the Superintendent of Insurance.

         13. COMPLIANCE AND REIMBURSEMENT OF TRUSTEE. The Trustee shall serve upon such reasonable compensation as the circumstances and duties undertaken equitably call for, and in furtherance thereof, the Trustee may render statements for services monthly or at such other intervals as may be most convenient to the parties, and the payment of the same shall be paid equally by the Company and the Stockholder. The Trustee shall have the right to incur and pay such reasonable expenses and charges, to employ and pay such agents, accountants, attorneys, and counsel as they may deem necessary and proper for carrying this agreement into effect. Any such expenses or charges incurred by and due to the Trustee may be deducted from the dividends or other moneys or property received by the Trustee on the stock deposited hereunder. Nothing herein contained shall disqualify a Trustee or successor trustee, nor incapacitate him from serving the Company or any of its subsidiaries as officer or director, or in any other capacity, and in any such capacity receiving compensation.

         14. EXCULPATION AND EXONERATION OF TRUSTEE. The Company and the Stockholder, jointly and severally agree to indemnify and hold the Trustee harmless of and from any and all liability, obligation, actions, causes of action, claims or demands for damages, costs, expenses, or any other claim whatsoever which may be asserted, charged or claimed against the Trustee by virtue of the service rendered by the Trustee hereunder, excepting only for fraud and/or willful, wanton or reckless conduct. The Trustee or the successor of the Trustee shall not be held liable for errors or mistakes of judgment made in good faith when acting under any administrative or dispositive provision hereof.

         15. NOTICE. Unless otherwise waived or in this agreement specifically provided, any notice to or communication with the holders of the trust certificates hereunder shall be deemed to be sufficiently given or made if enclosed in a postpaid envelope and addressed to such holders at their respective addresses appearing on the transfer books of the Trustee, and deposited in any post office or post office box. The addresses of the holders of trust certificates, as shown on the transfer books of the Trustee, shall in all cases be deemed to be the addresses of trust certificate holders for all purposes under this agreement, without regard to what other or different addresses the Trustee may have for any trust certificate holder on any other books or records of the Trustee. Every notice so given shall be effective, whether or not received, and the date of mailing shall be the date such notice is deemed given for all purposes.

         Any notice to the Company hereunder shall be sufficient if enclosed in a postpaid envelope and sent by registered or certified mail to the Company addressed as follows:

                          North East Insurance Company
                              959 Brighton Avenue
                                  P.O. Box 776
                             Portland, Maine 04102

or to such other address as the Company may designate by notice in writing to the Trustee.

         All distributions of cash, securities or other property hereunder by the Trustee to the holders of trust certificates may be made, in the discretion of the Trustee, by mail (regular, certified or registered mail, as the Trustee may deem advisable), in the same manner as hereinabove provided for the giving of notices to the holders of trust certificates.

         IN WITNESS WHEREOF, the Company, The Stockholder and the Trustee have signed and sealed this agreement, and the Stockholder has signed and sealed this agreement and has stated the number of shares of capital stock of the Company deposited by him.


       Attest:                                    NORTH EAST INSURANCE COMPANY

/S/ (illegible)                                   By:  /S/ Howard Gunty
--------------------------------                  ------------------------------
                                                      Its President

/S/ Severin Beliveau                              /S/ Stephen F. Dubord
--------------------------------                  ------------------------------
                                                                    Trustee

/S/ Severin Beliveau                              /S/ Bernard D. Gershuny
--------------------------------                  ------------------------------
                                                     Bernard D. Gershuny

                           PARTICIPATING STOCKHOLDER

               810,000 shares          /S/ Bernard D. Gershuny
                                       ---------------------------

                                    EXHIBIT

               No.     1                             810,000 shares

                          NORTH EAST INSURANCE COMPANY

                              a Maine Corporation

                      Trust Certificate for Capital Stock

         This certifies that Bernard D. Gershuny, or registered assigns, is entitled to all the benefits arising from the deposit with the Trustee under the Non-Voting Trust Agreement hereinafter mentioned, of certificates for shares of the capital stock of North East Insurance Company, a Maine corporation, hereinafter called the Company, as provided in such Trust Agreement and subject to the terms thereof. The registered holder hereof, or assigns, is entitled to receive by the Trustee upon the number of shares of capital stock of the Company in respect of which this certificate is issued. Dividends received by the Trustee in common or other stock of the Company having general voting powers shall be payable in trust certificates, in form similar hereto. Until the Trustee shall have delivered the stock held under such Trust Agreement to the holders of the trust certificates, or to the Company, as specified in such Trust Agreement, the Trustee shall possess and shall be entitled to exercise all rights and powers of an absolute owner of such stock, excluding the right to vote thereon, it being expressly stipulated that no voting right passes to the owner hereof or to the Trustee, or his assigns, under this certificate or any agreement, expressed or implied.

         This certificate is issued, received, and held under, and the rights of the owner hereof are subject to, the terms of the Trust Agreement dated February 3, 1987, between the Company and Stephen F. Dubord, Trustee of Waterville, Maine, and his successor in trust, and the holders of this and similar certificates (copies of which Trust Agreement, and of every agreement amending or supplementing the same, are on file in the principal office of the Company in Portland, Maine, and shall be open to the inspection of any stockholder of the Company, or any beneficiary of the trust under such agreement, daily during business hours), to all the provisions of which Trust Agreement the holder of this certificate, by acceptance hereof assents, and by which he is bound with like effect as if such Trust Agreement had been signed by him in person.

         This Certificate has not been registered under the Securities Act of 1933, as amended, and may not be sold or transferred in the absence of an effective registration statement under said act, or an available exception thereunder.

         In the event of the dissolution or total or partial liquidation of the Company, the moneys, securities, or property received by the Trustee in respect of the stock deposited under such Trust Agreement shall be distributed among the registered holders of trust certificates in proportion to their interests as shown by the books of the Trustee.

         In the event that any dividend or distribution other than in cash or stock of the corporation having general voting powers is received by the Trustee, the Trustee shall distribute the same to the registered holders of trust certificates, on the date of such distribution, or to the registered certificate holders at the close of business on the date fixed by the Trustee for taking a record to determine the certificate holders entitled to such distribution, pursuant to the provisions of paragraph 6 of the Trust Agreement. Such distribution shall be made to the certificate holders ratably in accordance with the number of shares represented by their respective trust certificates, subject to 24-A M.R.S.A. Chapter 57.

         Stock certificates for the number of shares of capital stock then represented by this certificate, or the net proceeds in cash or property of such shares, shall be due and deliverable hereunder upon the termination of such Trust Agreement as provided therein.

         The Trust Agreement shall continue in full force and effect for and during the term set forth in the Non-Voting Trust Indenture.

         Subject to the provisions of the Bylaws of the Company with respect to restrictions on the transferability of the capital stock of the Company, which restrictions shall be fully applicable to this certificate, and subject to any special restrictions on transfer which may now or later be reflected herein or hereon by stamp or otherwise, this certificate shall be transferable on the books of the Trustee at their office in 44 Elm Street, P.O. Box 708, Waterville, Maine 04901 (or elsewhere as designated by the Trustee) by the holder hereof, either in person or by attorney duly authorized, in accordance with the rules established for that purpose by the Trustee and on surrender of this certificate properly endorsed. Title to this certificate when duly endorsed shall, to the extent permitted bylaw or said restrictions, if any, be transferable with the same effect as in the case of a negotiable instrument. Each holder hereof agrees that delivery of this certificate, duly endorsed by any holder hereof, shall vest title hereto and all rights hereunder in te transferee; provided, however, that the Trustee may treat the registered holdear hereof, or when presented duly endorsed in blank the bearer hereof, as the absolute owner hereof, and of all rights and interests represented hereby, for all purposes whatsoever, and the Trustee shall not be bound or affected by any notice to the contrary, or by any notice of any trust, whether express or implied or constructive, or of any charge or equity respecting the title or ownership of this certificate, or the share of stock represented hereby, provided, however, that no delivery of stock certificates hereunder, or the proceeds thereof, shall be made without surrender hereof properly endorsed.

         As a condition of making or permitting any transfer or delivery of stock certificates, or trust certificates, the Trustees may require the payment of a sum sufficient to pay, reimburse, and indemnify him for any stamp tax or other governmental charge in connection therewith.

         This certificate shall not be valid for any purpose until duly signed by the Trustee.

         The word "Trustee" as used in this certificate means the Trustee or the successor Trustee acting under such Trust Agreement.

         IN WITNESS WHEREOF, the Trustee has signed this certificate on February 3, 1987.


                                        /S/ Stephen F. Dubord
                                        ----------------------------------------
                                        Trustee