Form 10QSB
period 1996-03-31
NORTH EAST INSURANCE CO
filed 1996-05-15
CIK 352162

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  Form 10 - QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended March 31, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to _________

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

                                 (207) 883-2232
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 10, 1996 there were 2,992,314 outstanding shares of Common Stock, $1.00 par value, the only authorized class of the issuer.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                          NORTH EAST INSURANCE COMPANY
                                AND SUBSIDIARIES

                                      INDEX
                                      -----

Part I. - Financial Information

              Item 1 - Financial Statements                                  3

                       Consolidated Balance Sheet
                       March 31, 1996                                        3

                       Consolidated Statements of Operations
                       Three Months Ended March 31, 1996 and 1995            4

                       Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 1996 and 1995            5

                       Notes to Consolidated Financial Statements            7

                       Management's Discussion and Analysis of
                       the Financial Condition and Results of Operations     8

Part II - Other Information

              Item 5 - Other Information                                     10

              Item 6 - Exhibits and Reports on Form 8-K                      10

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

Item 1. FINANCIAL INFORMATION
- - -----------------------------

                              Consolidated Balance Sheet
                                 as of March 31, 1996

                                                                               1996
                                                                            -----------
ASSETS
    Investments:
       Fixed maturities available for sale, at
          fair value (amortized cost $17,707,955)                           $17,628,623
       Investment property, at cost less
          accumulated depreciation of $95,416                                   194,583
       Equity securities available for sale,
          at fair value (cost $71,393)                                           23,538
       Short-term investments                                                 2,418,309
                                                                            -----------
          Total investments                                                  20,265,053
    Reinsurance (loss and loss adjustment expense
       reserves and paid recoverables)                                        5,050,033
    Premium balances receivable                                               4,029,296
    Deferred policy acquisition costs                                           307,729
    Prepaid reinsurance premiums (ceded unearned premium)                     3,005,563
    Investment income due and accrued                                           285,566
    Property and equipment, net of accumulated depreciation                     515,475
    Other assets                                                                242,184
                                                                            -----------
Total Assets                                                                $33,700,899
                                                                            -----------

LIABILITIES
    Losses and loss adjustment expenses                                     $17,781,546
    Unearned premiums                                                         5,865,346
    Ceded reinsurance balances payable                                        2,789,977
    Reserve for unpaid expenses                                                 361,057
    Book overdraft                                                              892,710
    Federal income tax payable                                                   14,865
    Other liabilities                                                            60,680
                                                                            -----------
               Total Liabilities                                             27,766,181

SHAREHOLDERS' EQUITY
    Common stock $1.00 par value,
       authorized 6,000,000 shares, issued
       and outstanding 2,992,314 shares                                       2,992,314
    Additional paid-in capital                                                6,346,156
    Unrealized depreciation of investment                                      (127,187)
    Accumulated deficit                                                      (3,271,565)
                                                                            -----------
                                                                              5,939,718
    Treasury stock, at cost, 5,000 shares                                        (5,000)
                                                                            -----------
               Total Shareholders' Equity                                     5,934,718
                                                                            -----------
                   Total Liabilities and Shareholders' Equity               $33,700,899
                                                                            -----------


     The accompanying notes are an integral part of the consolidated financial statements.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                     Consolidated Statements of Operations
                      for the Three Months ended March 31,


                                                    1996                       1995
                                                    ----                       ----
Revenues:
    Premiums earned                               $2,798,108                $3,114,427
    Premiums ceded                                   892,729                 1,135,928
                                                  ----------                ----------
        Net premiums earned                        1,905,379                 1,978,499
    Net investment income                            281,206                   352,224
    Realized capital gains                            79,140                         0
                                                  ----------                ----------
        Total revenues                             2,265,725                 2,330,723
Expenses:
    Losses and loss adjustment expenses            2,264,961                 2,110,853
    Reinsurance recoveries                          (611,556)                 (755,764)
                                                  ----------                ----------
        Net losses and loss adjustment
           expenses                                1,653,405                 1,355,089
    Underwriting expenses incurred                   594,048                 1,034,288
                                                  ----------                ----------
        Total expenses                             2,247,453                 2,389,377
                                                  ----------                ----------
Income (loss) before provision for
    income taxes                                      18,272                   (58,654)

Provision for income taxes, net of $5,847
   tax benefit from loss carryforward for 1996           365                         0
                                                  ----------                ----------

Net income (loss)                                 $   17,907                $  (58,654)
                                                  ----------                ----------

Earnings per common share:
   Net income (loss)                              $     0.01                $    (0.02)
                                                  ----------                ----------



     The accompanying notes are an integral part of the consolidated financial statements.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                      for the Three Months ended March 31,

                                                          1996               1995
                                                          ----               ----
Cash flow from operating activities:
   Insurance premium received                         $ 2,394,714         $1,985,306
   Loss and loss adjustment expenses paid              (2,846,656)        (1,651,139)
   Operating expenses paid                               (906,832)          (994,997)
   Investment income received                             324,424            429,147
                                                      -----------         ----------
       Net cash used in operating activities           (1,034,350)          (231,683)
                                                      -----------         ----------

Cash flows from investing activities:
   Fixed maturities available for sale, sold              600,000                  0
   Fixed maturities available for sale, purchased        (204,559)                 0
   Proceeds from mortgage note                            459,140                  0
   Purchase of furniture, fixtures and
       equipment                                          (16,732)            (9,615)
                                                      -----------         ----------
       Net cash provided
       (used) in investing activities                     837,849             (9,615)
                                                      -----------         ----------

   Net increase (decrease) in cash, book overdraft
       and short-term investments                        (196,501)          (241,298)
Cash, book overdraft and short-term
       investments at beginning of year                 1,722,100            844,155
                                                      -----------         ----------
   Cash, book overdraft and short-term
       investments at end of period                   $ 1,525,599         $  602,857
                                                      -----------         ----------



      The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company And Subsidiaries

                   Consolidated Reconciliation of Cash Used In
                    Operating Activities to Net Income (Loss)
                      for the Three Months ended March 31,

                                                      1996              1995
                                                      ----              ----

Net income (loss)                                 $    17,907       $  (58,654)

Increase in net premium and ceded
   reinsurance balances                               995,665        1,528,036
Increase (decrease) in unearned
   premium reserve                                   (474,402)        (619,333)
Decrease in loss and loss adjustment
   expense reserve                                 (1,225,179)      (1,197,946)
Decrease in investment income
   due and accrued                                     43,218           76,923
Decrease in deferred policy acquisition
   costs                                                4,494           64,422
Decrease in expense accruals                         (389,590)         (77,568)
Amortization of bond premium, net                      19,048           19,915
Depreciation and amortization expense                  53,629           32,522
Loss (gain) on investment activities                  (79,140)               0
                                                  -----------      -----------
Net cash used in operating activities             $(1,034,350)     $  (231,683)
                                                  -----------      -----------



      The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company and Subsidiaries

                   Notes to Consolidated Financial Statements

MARCH 31, 1996

1. The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures which are made are adequate to make the information presented not misleading, particularly when read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-KSB. In Management's opinion, the attached interim financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented.

2. In March 1995, the FASB issued FAS No. 121("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), which requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is effective for financial statements for fiscal years beginning after December 15,1995. The Company adopted the provisions of FAS No. 121 effective January 1, 1996. Adopting FAS No. 121 did not have a material effect on the Company's consolidated results of operations or financial position.

3. North East Insurance Company owns 100% of American Colonial Insurance Company and North Atlantic Underwriters, Inc. whose results are consolidated herein.

4. Earnings per share are computed using the weighted average method.

                  North East Insurance Company and Subsidiaries

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1996
- - ---------------------------------

Net premiums written amounted to $1,430,978 for the three months ended March 31, 1996 compared with $1,359,166 for the three months ended March 31, 1995. Net premiums earned for the three months ended March 31, 1996 and 1995 amounted to $1,905,379 and $1,978,499, respectively. Inforce policy count at March 31, 1996 increased less than 1% over the inforce policy count at March 31, 1995 while the average premium for inforce policies declined by approximately 0.5% over the same period.

Loss and loss adjustment expenses represented 86.8 % and 68.5% of net premium earned for the three months ended March 31, 1996 and 1995, respectively. The increase is the result of the severe weather conditions experienced in the first quarter of 1996 compared with the relatively mild conditions experienced in the first quarter of 1995. As a result of the severe weather the Company experienced a higher claims experience, particularly in the private passenger collision class.

Underwriting expenses incurred represented 41.5% and 76.1% of net premiums written for the three months ended March 31, 1996 and 1995, respectively. The improvement in the expense ratio is the result of a modification to the Company's' reinsurance arrangements whereby in 1996 the Company is recovering expenses from its reinsurers proportional to its direct experience compared with arrangements in 1995 where expense recovery applied only to its quota share reinsurance treaty. Underwriting expenses incurred on a direct basis represented 40.8% and 41.5% of direct premiums written for the three months ended March 31, 1996 and 1995, respectively.

Total return from investment activities amounted to $360,346 for the three months ended March 31, 1996 compared with $352,224 for the three months ended March 31, 1995. The return on invested assets, based on amortized cost, net of allocated expenses was 5.5% for the three months ended March 31, 1996 compared with 6.2% for the three months ended March 31, 1995.

Net income for the three months ended March 31, 1996 amounted to $17,907 or $0.01 per share compared with a net loss of $58,654 or $0.02 per share for the three months ended March 31, 1995.

Shareholders' equity at March 31, 1996 amounted to $5,934,718 or $1.99 per share compared with $6,421,051 or $2.15 per share at December 31, 1995. The decline in shareholders' equity is attributable to a decline in the market value of the company's' fixed maturities available for sale. The decline in market value resulted in a charge to surplus of $504,240 or $0.17 per share for the three months ended March 31, 1996.

Liquidity and Capital Resources
- - -------------------------------

Cash used in operating activities amounted to $1,024,350 for the three months ended March 31, 1996 compared with $231,683 for the three months ended March 31, 1995. The increase in cash used in operating activities pertains to higher than normal settlement of losses for prior accident years. Cash provided by investing activities amounted to $837,849 for the three months ended March 31, 1996 compared with cash used in investing activities of $9,615 for the three months ended March 31,1995.

The fair value of the Company's fixed maturities available for sale was $79,332 less than the amortized cost at March 31,1996 compared with $427,268 greater than amortized cost at December 31,1995.

The Company maintains short term investments to provide a cash resource should the demands from operations exceed incoming cash flow. Short term investments amounted to $2,418,309 at March 31, 1996 compared with $1,868,258 at December 31, 1995. The Company believes that this level is sufficient to meet any unanticipated cash demands.

                  North East Insurance Company and Subsidiaries

Part II: OTHER INFORMATION
- - --------------------------

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits
          27  Financial Data Schedules

     b) Reports on Form 8-K
          No report on Form 8-K was filed during the most recent fiscal quarter.

                  North East Insurance Company and Subsidiaries
                                   Form 10-QSB
                                  Exhibit Index


Exhibit
Number      Description                            Page
- - ------      -----------                            ----
27          Financial Data Schedules               13

                  North East Insurance Company and Subsidiaries


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NORTH EAST INSURANCE COMPANY

Date:  May 13, 1996                      By  /S/Robert G. Schatz
                                            ----------------------------------
                                            Robert G. Schatz
                                         President and Chief Executive Officer


Date:  May 13, 1996                      By  /S/Graham S. Payne
                                            ----------------------------------
                                            Graham S. Payne
                                         Treasurer and Chief Financial Officer