Form 10QSB
period 1996-06-30
NORTH EAST INSURANCE CO
filed 1996-08-15
CIK 352162

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  Form 10 - QSB

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended June 30, 1996

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------   ----------

                           Commission File No. 0-11184


                          NORTH EAST INSURANCE COMPANY
           (Name of small business issuer as specified in its charter)

          Maine                                      01-0278387
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of August 13, 1996 there were 3,002,375 outstanding shares of Common Stock, $1.00 par value, the only authorized class of the issuer.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                          NORTH EAST INSURANCE COMPANY
                                AND SUBSIDIARIES

                                      INDEX
                                      -----

Part I. - Financial Information

            Item 1 - Financial Statements                                 3

                     Consolidated Balance Sheet
                     June 30, 1996                                        3

                     Consolidated Statements of Operations
                     Six Months Ended June 30, 1996 and 1995              4

                     Consolidated Statements of Operations
                     Three Months Ended June 30, 1996 and 1995            5

                     Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 1996 and 1995              6

                     Notes to Consolidated Financial Statements           8

            Item 2 - Management's Discussion and Analysis of
                     the Financial Condition and Results of Operations    9

Part II - Other Information

            Item 5 - Other Information                                    12

            Item 6 - Exhibits and Reports on Form 8-K                     12

                  North East Insurance Company and Subsidiaries

Item 1. FINANCIAL INFORMATION
-----------------------------

                           Consolidated Balance Sheet
                               as of June 30, 1996

ASSETS                                                                 1996
                                                                       ----
    Investments:
        Fixed maturities available for sale, at
           fair value (amortized cost $16,584,844)                 $16,299,970
        Investment property, at cost less
           accumulated depreciation of $88,916                         191,084
        Equity securities available for sale,
           at fair value (cost $71,393)                                 27,766
        Short-term investments                                       2,493,247
                                                                   -----------
            Total investments                                       19,012,067
    Reinsurance (loss and loss adjustment expense
        reserves and paid recoverables)                              4,308,222
    Premium balances receivable                                      3,927,186
    Deferred policy acquisition costs                                  245,563
    Prepaid reinsurance premiums (ceded unearned premium)            2,581,470
    Investment income due and accrued                                  256,346
    Property and equipment, net of accumulated depreciation            501,630
    Other assets                                                       224,952
                                                                   -----------
      Total Assets                                                 $31,057,436
                                                                   ===========

LIABILITIES
    Losses and loss adjustment expenses                            $16,607,769
    Unearned premiums                                                5,855,649
    Ceded reinsurance balances payable                               1,540,536
    Reserve for unpaid expenses                                        499,099
    Book overdraft                                                     433,720
    Federal income tax payable                                           6,683
    Other liabilities                                                   54,069
                                                                   -----------
                  Total Liabilities                                 24,997,525
SHAREHOLDERS' EQUITY
    Common stock $1.00 par value,
        authorized 6,000,000 shares, issued
        and outstanding 3,002,375 shares                             3,002,375
    Additional paid-in capital                                       6,348,039
    Unrealized depreciation of investment                             (328,501)
    Accumulated deficit                                             (2,962,002)
                                                                   -----------
    Total Shareholders' Equity                                       6,059,911
                                                                   -----------
    Total Liabilities and Shareholders' Equity                     $31,057,436
                                                                   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company and Subsidiaries

                      Consolidated Statements of Operations
                        for the Six Months ended June 30,
                                                         1996           1995
                                                         ----           ----

Revenues:
     Premiums earned                                 $ 5,678,757    $ 6,137,330
     Premiums ceded                                    2,221,089      2,694,346
                                                     -----------    -----------
          Net premiums earned                          3,457,668      3,442,984
     Net investment income                               518,260        681,108
     Realized capital gains                               70,730       (149,937)
                                                     -----------    -----------
          Total revenues                               4,046,658      3,974,155
Expenses:
     Losses and loss adjustment expenses               3,676,300      4,521,965
     Reinsurance recoveries                           (1,219,094)    (1,575,535)
                                                     -----------    -----------
          Net losses and loss adjustment
              expenses                                 2,457,206      2,946,430
Underwriting expenses incurred                         1,255,299        969,354
                                                     -----------    -----------
          Total expenses                               3,712,505      3,915,784
                                                     -----------    -----------
Income before provision for
 income taxes                                            334,153         58,371

Provision for income taxes, net of $106,929
    tax benefit from loss carryforward for 1996            6,683          1,167
                                                     -----------    -----------

Net income                                           $   327,470    $    57,204
                                                     ===========    ===========

Earnings per common share:
    Net income                                       $      0.11    $      0.02
                                                     ===========    ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company and Subsidiaries

                      Consolidated Statements of Operations
                       for the Three Months ended June 30,

                                                      1996           1995
                                                      ----           ----

Revenues:
     Premiums earned                               $2,880,649    $3,022,903
     Premiums ceded                                 1,328,360     1,558,418
                                                   ----------    ----------
          Net premiums earned                       1,552,289     1,464,485
     Net investment income                            237,054       328,884
     Realized capital gains                            (8,410)     (149,937)
                                                   ----------    ----------
          Total revenues                            1,780,933     1,643,432
Expenses:
     Losses and loss adjustment expenses            1,411,339     2,411,112
     Reinsurance recoveries                          (607,538)     (819,771)
                                                   ----------    ----------
          Net losses and loss adjustment
              expenses                                803,801     1,591,341
     Underwriting expenses incurred                   661,251       (64,934)
                                                   ----------    ----------
          Total expenses                            1,465,052     1,526,407
                                                   ----------    ----------
Income before provision for
     income taxes                                     315,881       117,025

Provision for income taxes, net of $101,082
     tax benefit from loss carryforward for 1996        6,318         1,167
                                                   ----------    ----------

Net income                                         $  309,563    $  115,858
                                                   ==========    ==========

Earnings per common share:

    Net income                                     $     0.10    $     0.04
                                                   ==========    ==========


     The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company And Subsidiaries

                      Consolidated Statements of Cash Flows
                        for the Six Months ended June 30,

                                                         1996           1995
                                                         ----           ----

Cash flow from operating activities:
    Insurance premium received                       $ 3,214,068    $ 3,318,177
    Loss and loss adjustment expenses paid            (4,082,423)    (3,720,273)
    Operating expenses paid                           (1,300,518)    (1,214,690)
    Investment income received                           590,698        721,420
                                                     -----------    -----------
         Net cash used in operating activities        (1,578,175)      (895,366)
                                                     -----------    -----------

Cash flows from investing activities:
    Fixed maturities available for sale, sold          3,829,782      1,247,973
    Fixed maturities available for sale, purchased    (2,339,671)             0
    Proceeds from mortgage note                          459,139              0
    Proceeds from issuance of common stock                16,944              0
    Purchase of furniture, fixtures and
         equipment, net                                  (50,592)       (27,587)
                                                     -----------    -----------
         Net cash provided
          in investing activities                      1,915,602      1,220,386
                                                     -----------    -----------

    Net increase in cash, book overdraft
         and short-term investments                      337,427        325,020
Cash, book overdraft and short-term
         investments at beginning of year              1,722,100        844,155
                                                     -----------    -----------
    Cash, book overdraft and short-term
         investments at end of period                $ 2,059,527    $ 1,169,175
                                                     ===========    -----------

     The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company And Subsidiaries

                   Consolidated Reconciliation of Cash Used In
                       Operating Activities to Net Income
                        for the Six Months ended June 30,

                                                1996        1995
                                                ----        ----

Net income                                $   327,470    $  57,204

Decrease (increase) in net premium
    and ceded reinsurance balances            590,145      (93,277)
Decrease in unearned
    premium reserve                           (60,006)    (822,522)
Decrease in loss and loss adjustment
    expense reserve                        (2,398,956)    (231,580)
Decrease in investment income
    due and accrued                            72,438       40,312
Decrease in deferred policy acquisition
    costs                                      66,660       85,557
Decrease in federal income tax payable         (7,817)           0
Decrease in expense accruals                 (241,292)    (184,433)
Amortization of bond premium, net              39,080       39,621
Depreciation and amortization expense         104,833       63,815
Loss on investment activities                   8,409       82,723
Write down of mortgage note in default        (79,139)      67,214
                                          -----------    ---------
Net cash used in operating activities     $(1,578,175)   $(895,366)
                                          ===========    =========

     The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company and Subsidiaries
                   Notes to Consolidated Financial Statements

JUNE 30, 1996

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

2. In March 1995, the FASB issued FAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), which requires that long-lived assets and certain intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the provisions of FAS No. 121 effective January 1, 1996. Adopting FAS No. 121 did not have a material effect on the Company's consolidated results of operations or financial position.

3. North East Insurance Company owns 100% of American Colonial Insurance Company and North Atlantic Underwriters, Inc. whose results are consolidated herein.

4. Earnings per share are computed using the weighted average method.

                  North East Insurance Company and Subsidiaries

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 1996
------------------------------

Net premiums written amounted to $3,397,662 for the six months ended June 30, 1996 compared with $2,620,462 for the six months ended June 30, 1995. Net premiums earned for the six months ended June 30, 1996 and 1995 amounted to $3,457,668 and $3,442,984, respectively.

Loss and loss adjustment expenses represented 71.1 % and 85.6 % of net premium earned for the six months ended June 30, 1996 and 1995, respectively. The improvement is the result of very favorable loss experience in the second quarter of 1996 compared with adverse experience in the Company's property lines experienced in 1995.

Underwriting expenses incurred represented 36.9% and 37.0% of net premiums written for the six months ended June 30, 1996 and 1995, respectively. The expense ratio benefits from the Company's reinsurance arrangements whereby the Company is recovering expenses from its reinsurers proportional to its direct experience.

Total return from investment activities amounted to $588,990 for the six months ended June 30, 1996 compared with $531,171 for the six months ended June 30, 1995. The return on invested assets, based on amortized cost, net of allocated expenses was 5.9% for the six months ended June 30, 1996 compared with 4.8% for the six months ended June 30, 1995.

Net income for the six months ended June 30, 1996 amounted to $327,470 or $0.11 per share compared with $57,204 or $0.02 per share for the six months ended June 30, 1995.

Shareholders' equity at June 30, 1996 amounted to $6,059,911 or $2.02 per share compared with $6,421,051 or $2.15 per share at December 31, 1995. The decline in shareholders' equity is attributable to a decline in the market value of the Company's fixed maturities available for sale. The decline in market value resulted in a charge to surplus of $705,554 or $0.24 per share for the six months ended June 30, 1996.

Three Months Ended June 30, 1996
--------------------------------

Net premiums written amounted to $1,966,684 for the three months ended June 30, 1996 compared with $1,261,296 for the three months ended June 30, 1995. Net premiums earned for the three months ended June 30, 1996 and 1995 amounted to $1,552,289 and $1,464,485, respectively.

Loss and loss adjustment expenses represented 51.8 % and 108.7 % of net premium earned for the three months ended June 30, 1996 and 1995, respectively. The improvement is the result of very favorable loss experience in the second quarter of 1996 compared with adverse experience in the Company's property lines experienced in 1995 and the realization of certain indicated loss reserve redundancies for prior accident years.

Underwriting expenses incurred amounted to $661,251 for the three months ended June 30, 1996 compared with a credit for the three months ended June 30, 1995 of $64,934. The credit in 1995 was the result of a restructuring of the Company's reinsurance arrangements during that period. The expense ratio benefits from the Company's reinsurance arrangements whereby the Company is recovering expenses from its reinsurers proportional to its direct experience.

Net income for the three months ended June 30, 1996 amounted to $309,563 or $0.10 per share compared with $115,858 or $0.04 per share for the three months ended June 30, 1995.

Shareholders' equity at June 30, 1996 amounted to $6,059,911 or $2.02 per share compared with $5,934,718 or $1.99 per share at March 31, 1996. The increase in shareholders' equity for the three month period ending June 30, 1996 comprises net income of $309,563 plus proceeds from capital issued of $16,944 less a $201,314 decline in the market value of the Company's fixed maturities available for sale.

Liquidity and Capital Resources
-------------------------------

Cash used in operating activities amounted to $1,578,175 for the six months ended June 30, 1996 compared with $895,366 for the six months ended June 30, 1995. The increase in cash used in operating activities is the result of a decline in investment income and an increase in loss payments for prior accident years. Cash provided by investing activities amounted to $1,915,602 for the six months ended June 30, 1996 compared with $1,220,386 for the six months ended June 30, 1995.

The fair value of the Company's fixed maturities available for sale was $284,882 less than the amortized cost at June 30,1996 compared with $427,268 greater than amortized cost at December 31, 1995.

The Company maintains short term investments to provide a cash resource should the demands from operations exceed incoming cash flow. Short term investments amounted to $2,493,247 at June 30, 1996 compared with $1,868,258 at December 31, 1995. The Company believes that this level is sufficient to meet any unanticipated cash demands.

The Company has commenced a private placement of between 1 million and 1.5 million shares of its common stock. Successful consummation of the private placement would increase shareholders' equity by approximately $1.0 - $1.6 million. One potential use of net proceeds from such private placement would be to attempt to repurchase up to 810,000 shares of stock. Any such repurchase would offset the increase in shareholders' equity, by the amount of proceeds used for such purpose.

                  North East Insurance Company and Subsidiaries

Part II: OTHER INFORMATION
--------------------------

     Item 5. Other Information

     PRIVATE PLACEMENT OF STOCK. As previously reported, the Company has commenced a private placement of up to 1,500,000 shares of its Common Stock. Presently, the offering price is $1.25 per share. The offering period was scheduled to expire August 15, 1996, subject to the Company's right to extend the termination date from time to time. The Company has recently extended the termination date to September 15, 1996.

     BALLANTRAE TRANSACTION. As previously reported, an investor group (Ballantrae) entered into a Purchase Agreement as of May 14, 1996 to purchase 810,000 shares of NEIC common stock beneficially owned by Bernard D. Gershuny. The shares presently are held in a Non-Voting Trust and represent approximately 27% of the total outstanding shares of common stock of the Company. Consummation of the purchase is subject to a number of conditions that have not yet been satisfied, including the requirement that Ballantrae obtain prior regulatory approval of this transaction from the Maine Bureau of Insurance and the New York Insurance Department.

     On July 10, 1996, Ballantrae filed its application seeking Maine Bureau of Insurance approval. On August 2, 1996 the Bureau granted the Company's request to become an intervenor in this proceeding. A hearing on this application has tentatively been scheduled for September 16, 1996.

     To the Company's knowledge, Ballantrae has not yet filed an application with the New York Insurance Department, although the investor group has held informal discussions with the Department regarding such an application.

     The Company is presently engaged in discussions with Ballantrae concerning the implications of the proposed purchase of Mr. Gershuny's stock, and has not yet taken a position supporting or opposing Ballantrae's application for approval in Maine or New York.

     Item 6. Exhibits and Reports on Form 8 - K

     a) Exhibits pursuant to Item 601 of Regulation S-B

               27  Financial Data Schedules

     b) Reports on Form 8-K

     The Company filed reports on Form 8-K on May 29, 1996, July 3, 1996 and July 10, 1996.

                  North East Insurance Company and Subsidiaries
                                   Form 10-QSB
                                  Exhibit Index

Exhibit
Number         Description                     Page
------         -----------                     ----
27             Financial Data Schedules         13

                  North East Insurance Company and Subsidiaries

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTH EAST INSURANCE COMPANY

Date:    August 13, 1996               By    /S/Robert G. Schatz
                                             --------------------------------
                                             Robert G. Schatz
                                        President and Chief Executive Officer

Date:    August 13, 1996               By    /S/Graham S. Payne
                                             --------------------------------
                                             Graham S. Payne
                                        Treasurer and Chief Financial Officer