Form 10QSB
period 1996-09-30
NORTH EAST INSURANCE CO
filed 1996-11-14
CIK 352162

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  Form 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from                   to
                                       ----------------     ----------------

                           Commission File No. 0-11184

                          NORTH EAST INSURANCE COMPANY
           (Name of small business issuer as specified in its charter)

             Maine                                              01-0278387
(State or other Jurisdiction of                              (I.R.S employer
 incorporation or organization)                           identification number)

                    482 Payne Road, Scarborough, Maine 04074
                    (Address of principal executive offices)

                                 (207) 883-2232
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 1996 there were 3,002,375 outstanding shares of Common Stock, $1.00 par value, the only authorized class of the issuer.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          NORTH EAST INSURANCE COMPANY
                                AND SUBSIDIARIES

                                      INDEX
                                      -----

Part I -  Financial Information

          Item 1 - Financial Statements                                      3

                   Consolidated Balance Sheet September 30, 1996             3

                   Consolidated Statements of Operations Nine Months
                   Ended September 30, 1996 and 1995                         4

                   Consolidated Statements of Operations Three Months
                   Ended September 30, 1996 and 1995                         5

                   Consolidated Statements of Cash Flows for the Nine
                   Months Ended September 30, 1996 and 1995                  6

                   Notes to Consolidated Financial Statements                8

          Item 2 - Management's Discussion and Analysis of the Financial
                   Condition and Results of Operations                       9

Part II - Other Information

          Item 5 - Other Information                                        11

          Item 6 - Exhibits and Reports on Form 8-K                         11

                  North East Insurance Company and Subsidiaries

PART I: FINANCIAL INFORMATION
-----------------------------

        Item 1. FINANCIAL INFORMATION
        -----------------------------

                           Consolidated Balance Sheet
                            as of September 30, 1996
                                                                       1996
                                                                    -----------
ASSETS
    Investments:
       Fixed maturities available for sale, at
          fair value (amortized cost $15,055,375)                   $14,814,452
       Investment property, at cost less
          accumulated depreciation of $43,541                            66,458
       Equity securities available for sale,
          at fair value (cost $71,393)                                   24,012
       Short-term investments                                         2,842,999
                                                                    -----------
          Total investments                                          17,747,921
    Reinsurance (loss and loss adjustment expense
       reserves and paid recoverables)                                5,166,702
    Premium balances receivable                                       4,090,700
    Deferred policy acquisition costs                                   250,370
    Cash                                                                929,773
    Prepaid reinsurance premiums (ceded unearned premium)             2,703,333
    Investment income due and accrued                                   348,221
    Property and equipment, net of accumulated depreciation             440,377
    Other assets                                                        172,747
                                                                    -----------
Total Assets                                                        $31,850,144
                                                                    ===========
LIABILITIES
    Losses and loss adjustment expenses                             $17,324,943
    Unearned premiums                                                 6,041,606
    Ceded reinsurance balances payable                                1,384,094
    Reserve for unpaid expenses                                         660,840
    Federal income tax payable                                            8,420
                                                                    -----------
          Total Liabilities                                          25,419,903

SHAREHOLDERS' EQUITY
    Common stock $1.00 par value,
       authorized 6,000,000 shares, issued
       and outstanding 3,002,375 shares                               3,002,375
    Additional paid-in capital                                        6,348,039
    Unrealized depreciation of investment                              (288,304)
    Accumulated deficit                                              (2,631,869)
                                                                    -----------
    Total Shareholders' Equity                                        6,430,241
                                                                    -----------
          Total Liabilities and Shareholders' Equity                $31,850,144
                                                                    ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company and Subsidiaries

                      Consolidated Statements of Operations
                     for the Nine Months ended September 30,
                                                       1996            1995
                                                    -----------     -----------
Revenues:
     Premiums earned                                $ 8,581,144     $ 9,047,866
     Premiums ceded                                   3,455,500       3,705,791
                                                    -----------     -----------
         Net premiums earned                          5,125,644       5,342,075
     Net investment income                              825,866         992,416
     Realized capital gains (losses)                     48,783        (170,791)
                                                    -----------     -----------
         Total revenues                               6,000,293       6,163,700
Expenses:
     Losses and loss adjustment expenses              5,574,888       5,978,089
     Reinsurance recoveries                          (2,067,882)     (1,992,069)
                                                    -----------     -----------
         Net losses and loss adjustment
             expenses                                 3,507,006       3,986,020
     Underwriting expenses incurred                   1,822,264       1,973,463
                                                    -----------     -----------
         Total expenses                               5,329,270       5,959,483
                                                    -----------     -----------
Income before provision for income taxes                671,023         204,217

Provision for income taxes, net of $241,908
     and $65,071 tax benefit from loss
     carryforward for 1996 and 1995, respectively        13,420           4,067
                                                    -----------     -----------

Net income                                          $   657,603     $   200,150
                                                    ===========     ===========

Earnings per common share:
    Net income                                      $      0.22     $      0.07
                                                    ===========     ===========


    The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company and Subsidiaries

                      Consolidated Statements of Operations
                    for the Three Months ended September 30,

                                                        1996            1995
                                                     ----------      ----------
Revenues:
     Premiums earned                                 $2,902,387      $2,910,536
     Premiums ceded                                   1,234,411       1,011,445
                                                     ----------      ----------
         Net premiums earned                          1,667,976       1,899,091
     Net investment income                              307,606         311,308
     Realized capital losses                            (21,947)        (20,854)
                                                     ----------      ----------
         Total revenues                               1,953,635       2,189,545
Expenses:
     Losses and loss adjustment expenses              1,898,588       1,456,124
     Reinsurance recoveries                            (848,788)       (416,534)
                                                     ----------      ----------
         Net losses and loss adjustment
             expenses                                 1,049,800       1,039,590
     Underwriting expenses incurred                     566,965       1,004,109
                                                     ----------      ----------
         Total expenses                               1,616,765       2,043,699
                                                     ----------      ----------
Income before provision for income taxes                336,870         145,846

Provision for income taxes, net of $107,979
     and $46,392 tax benefit from loss
     carryforward for 1996 and 1995, respectively         6,737           2,900
                                                     ----------      ----------

Net income                                           $  330,133      $  142,946
                                                     ==========      ==========

Earnings per common share:
    Net income                                       $     0.11      $     0.05
                                                     ==========      ==========

    The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company And Subsidiaries

                      Consolidated Statements of Cash Flows
                     for the Nine Months ended September 30,
                                                          1996            1995
                                                      -----------     -----------
Cash flow from operating activities:
    Insurance premium received                        $ 4,626,182     $ 4,860,347
    Loss and loss adjustment expenses paid             (5,273,529)     (5,401,644)
    Operating expenses paid                            (1,657,630)     (1,759,555)
    Investment income received                            806,429       1,096,026
                                                      -----------     -----------
        Net cash used in operating activities          (1,498,548)     (1,204,826)
                                                      -----------     -----------

Cash flows from investing activities:
    Fixed maturities available for sale, sold           5,759,622       2,355,073
    Fixed maturities available for sale, purchased     (2,770,473)              0
    Proceeds from mortgage note                           459,139               0
    Proceeds from sale of real estate                     108,000               0
    Proceeds from issuance of common stock                 16,944               0
    Purchase of furniture, fixtures and
        equipment, net                                    (24,012)        (40,397)
                                                      -----------     -----------
        Net cash provided
         in investing activities                        3,549,220       2,314,676
                                                      -----------     -----------

    Net increase in cash, book overdraft
        and short-term investments                      2,050,672       1,109,850
Cash, book overdraft and short-term
        investments at beginning of year                1,722,100         844,155
                                                      -----------     -----------
    Cash, book overdraft and short-term
        investments at end of period                  $ 3,772,772     $ 1,954,005
                                                      ===========     ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company And Subsidiaries

                   Consolidated Reconciliation of Cash Used In
                       Operating Activities to Net Income
                     for the Nine Months ended September 30,
                                                      1996             1995
                                                   -----------      -----------
Net income                                         $   657,603      $   200,150

Decrease (increase) in net premium
    and ceded reinsurance balances                    (588,291)           9,280
Increase (decrease) in unearned
    premium reserve                                      4,088         (725,888)
Decrease in loss and loss adjustment
    expense reserve                                 (1,681,782)      (1,180,744)
Decrease (increase) in investment income
    due and accrued                                    (19,437)         104,479
Decrease in deferred policy acquisition
    costs                                               61,853           16,470
Decrease in federal income tax payable                  (6,080)               0
Increase (decrease) in expense accruals                (81,415)          47,838
Amortization of bond premium, net                       60,339           59,029
Depreciation and amortization expense                  143,357           93,769
Loss on investment activities                           17,231          103,577
Loss on sale of real estate                             13,125                0
Adjustment to book value of
    mortgage note receivable                           (79,139)          67,214
                                                   -----------      -----------
Net cash used in operating activities              $(1,498,548)     $(1,204,826)
                                                   ===========      ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                  North East Insurance Company and Subsidiaries
                   Notes to Consolidated Financial Statements

SEPTEMBER 30, 1996

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

                  North East Insurance Company and Subsidiaries

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended September 30, 1996
------------------------------------

Net premiums written amounted to $5,129,732 for the nine months ended September 30, 1996 compared with $4,616,186 for the nine months ended September 30, 1995. Net premiums earned for the nine months ended September 30, 1996 and 1995 amounted to $5,125,644 and $5,342,075, respectively.

Loss and loss adjustment expenses represented 68.4 % and 74.6 % of net premium earned for the nine months ended September 30, 1996 and 1995, respectively. The 1996 improvement is the result of favorable loss experience in the most recent six months ended September 30, 1996. The first three months ended March 31, 1996 included higher than normal weather related claims. This is in sharp contrast to 1995 in which we experienced a mild winter and higher losses in the second quarter of 1995, primarily from our property lines of business.

Underwriting expenses incurred represented 35.5% and 42.8% of net premiums written for the nine months ended September 30, 1996 and 1995, respectively. The expense ratio benefits from the Company's reinsurance arrangements whereby the Company is recovering expenses from its reinsurers proportional to its direct experience.

Total return from investment activities amounted to $874,649 for the nine months ended September 30, 1996 compared with $821,625 for the nine months ended September 30, 1995. The return on invested assets, based on amortized cost, net of allocated expenses was 6.1 % for the nine months ended September 30, 1996 compared with 5.0 % for the nine months ended September 30, 1995.

Net income for the nine months ended September 30, 1996 amounted to $657,603 or $0.22 per share compared with $200,150 or $0.07 per share for the nine months ended September 30, 1995.

Shareholders' equity at September 30, 1996 amounted to $6,430,241 or $2.14 per share compared with $6,421,051 or $2.15 per share at December 31, 1995. Common stock issued and outstanding amounted to 3,002,375 and 2,992,314 at September 30, 1996 and December 31, 1995, respectively, representing an additional 10,061 shares issued during 1996. The increase in shareholders' equity for the nine month period ending September 30, 1996 includes net income of $657,603 plus proceeds from new shares of common stock totaling $16,944 less a $665,357 decline in the market value of the Company's fixed maturities and equity securities available for sale.

Three Months Ended September 30, 1996
-------------------------------------

Net premiums written amounted to $1,732,070 for the three months ended September 30, 1996 compared with $1,995,724 for the three months ended September 30, 1995. Net premiums earned for the three months ended September 30, 1996 and 1995 amounted to $1,667,976 and $1,899,091, respectively.

Loss and loss adjustment expenses represented 62.9 % and 54.7 % of net premium earned for the three months ended September 30, 1996 and 1995, respectively. Both ratios reflect favorable results with the ratio for the three months ended September 30, 1995 being exceptional.

Underwriting expenses incurred amounted to $566,965 for the three months ended September 30, 1996 compared with $1,004,109 for the three months ended September 30, 1995. Underwriting expenses for 1996 benefit from the Company's reinsurance arrangements whereby the Company is recovering expenses from its reinsurers proportional to its direct experience.

Net income for the three months ended September 30, 1996 amounted to $330,133 or $0.11 per share compared with $142,946 or $0.05 per share for the three months ended September 30, 1995.

Shareholders' equity at September 30, 1996 amounted to $6,430,241 or $ 2.14 per share compared with $6,059,911 or $2.02 per share at June 30, 1996. The increase in shareholders' equity for the three month period ending September 30, 1996 comprises net income of $330,133 plus a $40,197 net increase in the market value of the Company's fixed maturities and equity securities available for sale.

                  North East Insurance Company and Subsidiaries

PART II: OTHER INFORMATION
--------------------------

     Item 5. Other Information

As previously reported, the Company and Ballantrae Partners, LLC ("Ballantrae") as of August 22, 1996 entered into a Standstill Agreement concerning future ownership and control of NEIC stock. Ballantrae has entered into a contract to purchase 810,000 shares of NEIC Common Stock beneficially owned by Bernard D. Gershuny. The shares represent approximately 27% of the NEIC Common Stock presently outstanding. Ballantrae's purchase of the Gershuny shares was made subject to a number of conditions, including the receipt of prior regulatory approval from the Maine Bureau of Insurance and the New York Insurance Department, as required by applicable law. On September 20, 1996 the Maine Bureau of Insurance issued an Order approving Ballantrae's proposed transaction. To the Company's knowledge, the New York Insurance Department has not yet acted on Ballantrae's pending application for approval.

The Company, in June 1996, commenced a private placement of Common Stock through Advest, Inc., a registered broker-dealer. As previously reported, the Company terminated the offering in October 1996, and has returned all subscription funds to subscribers. The Company's decision to discontinue the private placement was based upon a number of factors, including changes in prevailing trading prices for NEIC stock since the commencement date of the offering, continued increases in retained earnings since such date due to favorable operating results, the status of Ballantrae's pending proposal to acquire Mr. Gershuny's stock and the execution of a Standstill Agreement with Ballantrae regarding future control of the Company, management's assessment of the prospects for achieving future improvements in the A.M. Best rating for the Company even without the private placement, costs associated with a further change in the terms of the private placement, potential costs of threatened litigation over the private placement, possible alternative capital raising transactions, and other factors. The Company plans to evaluate other alternatives for raising additional capital, but no decision has been made on whether to seek additional capital at this time.


Item 6. Exhibits and Reports on Form 8-K.

a) Exhibits pursuant to Item 601 of Regulation S-B

   27 Financial Data Schedules

b) Reports on Form 8-K

The Company filed reports on Form 8-K on August 28, 1996 and October 23, 1996.

                  North East Insurance Company and Subsidiaries

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NORTH EAST INSURANCE COMPANY


Date: November 12, 1996                    By  /s/ Robert G. Schatz
                                              ----------------------------------
                                              Robert G. Schatz
                                           President and Chief Executive Officer

Date: November 12, 1996                    By /s/ Graham S. Payne
                                              ----------------------------------
                                              Graham S. Payne
                                           Treasurer and Chief Financial Officer

                  North East Insurance Company and Subsidiaries
                                   Form 10-QSB
                                  Exhibit Index


Exhibit
Number    Description                                  Page
------    -----------                                  ----
27        Financial Data Schedules                      14