Form 10KSB
period 1996-12-31
NORTH EAST INSURANCE CO
filed 1997-03-31
CIK 352162

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  Form 10 - KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from .................. to ................

                           Commission File No. 0-11184
                          NORTH EAST INSURANCE COMPANY
                 (Name of small business issuer in its charter )

           Maine                                                01-0278387
(State or other jurisdiction of                              (I.R.S. employer
incorporation or organization)                            identification number)

482 Payne Road, Scarborough, Maine                                       04074
(Address of principal executive offices)                              (Zip code)

Issuer's telephone number: (207) 883-2232

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year: $7,332,235
The aggregate market value of the voting stock held by non-affiliates as of March 10, 1997 was $7,412,113.

There were 3,002,375 common shares outstanding as of March 10, 1997.
Documents Incorporated by Reference: Portions of the Proxy Statement for 1997 Annual Meeting of Shareholders (to be filed by April 30, 1997, are incorporated into Part III)
Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ---      ---
Page 1 of 79
Exhibit index on Page 53

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

North East Insurance Company ("North East" or "NEIC") was organized as a Maine corporation on August 9, 1965 and began writing insurance in June, 1966. In 1981, North East's securities became publicly traded (Symbol: NEIC). The Company has a wholly-owned subsidiary, American Colonial Insurance Company ("ACIC"), a New York corporation, which began business in 1982. In addition to ACIC, North East owns 100% of North Atlantic Underwriters, Inc. ("NAU"), a Maine corporation, which assists North East in marketing its insurance products to independent brokers. The consolidated financial results of North East and its subsidiaries (the "Group") for 1996 and prior years are presented and discussed elsewhere in this report. See "Consolidated Financial Statements" and "Management's Discussion and Analysis."

At December 31, 1996 the Group employed 43 full-time employees and three part-time employees.

The Group is engaged in the business of underwriting and accepting property and casualty insurance risks. Its principal insurance products consist of personal and commercial automobile coverage (including automobile liability and automobile physical damage) and other general lines including but not limited to homeowners, general liability, commercial multi-peril, inland marine, fire and allied lines. In 1995, management made the decision to withdraw its homeowner program from the market due to an inadequate premium base, market pressure on homeowner pricing and the ever broadening of coverages.

North East or its subsidiary, ACIC, is licensed to write business in the states of Louisiana, Maine, Mississippi, Nevada, New York, Rhode Island, Texas, Utah and in the District of Columbia. In addition, either North East or ACIC is approved to write business as a surplus lines carrier on a non-admitted basis in several other states. These licenses and approvals are subject to regulatory limitations in certain of the named jurisdictions. North East has limited its writing of insurance products to the State of Maine since 1986. ACIC, under an agreement with the Insurance Department of the State of New York, has not written any new or renewed any existing business since March 1990 (see "Description of Business-Regulation").

The following is a summary of selected consolidated financial information for each of the three years in the period ended December 31, 1996. This information is prepared in accordance with generally accepted accounting principles and should be read in conjunction with the Consolidated Financial Statements and the Notes presented elsewhere in this report.

                                                 Year Ended December 31
                                        ---------------------------------------------
                                            1996             1995             1994
Total Assets                            $32,558,905      $34,483,828      $34,335,453

Total Liabilities                        23,233,944       28,062,777       31,136,581

Shareholders' Equity                      9,324,961        6,421,051        3,198,872

Net Premiums Written                      6,065,741        5,798,259        9,963,504

Net Premiums Earned                       6,232,856        6,871,074       10,252,642

Net Investment Income                     1,041,762        1,298,601        1,530,734

Realized Capital Gains (Losses)              57,617         (225,726)        (473,102)

Total Revenue                             7,332,235        7,943,949       11,310,274

Income (Loss) Before
 Provision for Income Taxes               1,306,360          762,818         (947,957)

Provision (Benefit) for
 Income Taxes                            (2,069,136)          14,500                0

Net Income (Loss)                        $3,375,496         $748,318        $(947,957)

Underwriting income for the Group amounted to $206,981 in 1996 compared with underwriting losses of $310,057 and $2,005,589 in 1995 and 1994, respectively.

UNDERWRITING

The Group experienced a loss and loss adjustment expense ratio of 56.2% and an expense ratio of 41.6% in 1996. The combined ratio for the Group in 1996 was 97.8%, meaning that premium income exceeded loss and loss adjustment expenses and underwriting expenses by 2.2%. This represents a significant improvement over 1995 and 1994, which had combined ratios of 113.1% and 120.6%, respectively. The combined ratio is a key measure of underwriting profitability traditionally used in the property and casualty insurance business. It equals the sum of the ratio of losses and loss adjustment expenses to net premiums earned and the ratio of underwriting expenses incurred to net premiums written.

The Group's underwriting results may be best understood by viewing the book of business underwritten and earned by North East, separately from that of ACIC, for 1996. The results of North East represent ongoing operations, whereas the ACIC book is in run-off. (For additional information see "Management's Discussion and Analysis.")

North East Insurance Company
----------------------------

Net premiums written and earned by North East by line of business for 1996 and 1995 were as follows:

                                               1996                           1995
                                   -----------------------------------------------------------
                                      Net             Net               Net             Net
                                   Premiums        Premiums          Premiums        Premiums
                                    Written         Earned           Written          Earned
Private Passenger Auto
     Liability                     $3,501,049      $3,532,327       $2,871,121      $3,546,760
     Physical Damage                1,425,496       1,421,256        1,196,470       1,436,793
Commercial Auto
     Liability                        492,574         529,764          701,487         748,526
     Physical Damage                  106,512         101,610          174,845         192,167
Other Liability                        76,466          27,162          147,431         157,269
Inland Marine                         206,858         213,115          193,691         192,103
All Other Lines                       256,786         407,622          493,207         577,449
                                   ----------      ----------       ----------      ----------
     Total                         $6,065,741      $6,232,856       $5,778,252      $6,851,067
                                    =========       =========        =========       =========

The private passenger auto program represents approximately 81% of the total premium written by North East. This book includes non-standard, standard and preferred auto coverages as well as snowmobiles. Approximately 71% of the private passenger written premium is for liability coverage with the remaining 29% providing physical damage protection. The private passenger auto book produced a loss and loss adjustment expense ratio of 88.6% for calendar year 1996. The calendar year results benefited from favorable loss development for accident years 1995 and prior in the amount of $243,456.

The commercial auto program represents approximately 10% of the total premium written by North East. This program is focused on small, single vehicle, commercial enterprises including logging, garages, refuse haulers and snowplowers. Approximately 82% of the commercial auto premium pertains to liability coverage and 18% pertains to physical damage protection. The loss and loss expense ratio for the commercial auto program was 36.4% for calendar year 1996. The calendar year results benefited from favorable loss development for accident years 1995 and prior in the amount of $245,534.

The balance of North East Insurance Company's book of business is composed of:
Inland marine (3.4%); general liability (1.3%); companion or adjunct commercial coverages (4.0%). The homeowner program, discontinued in 1995, accounted for slightly less than 0.3% of the total premium. Though the program was discontinued in 1995, the runoff of 1995 and prior business has provided the company with favorable loss development for calendar year 1996.

The loss and loss adjustment expense ratio for all lines of North East's business in 1996 was 62.3% and the expense ratio was 38.4%, resulting in a combined ratio of 100.7%. This combined ratio indicates the business produced an underwriting loss of 0.7% of each net premium dollar for the year ended December 31, 1996.

American Colonial Insurance Company
-----------------------------------

ACIC, which has not written any new or renewal business since March 1990, experienced favorable development in its loss and loss adjustment expense reserves in 1996 amounting to $377,837. This favorable development was attributable to the auto liability and general liability lines of business.

The runoff of ACIC's book of business is well into its seventh year. As time passes, the ability to predict the ultimate outcome of ACIC's unsettled claims becomes less precise due to the majority of ACIC's outstanding claims being in litigation, making the outcome more difficult to predict. ACIC's total loss and loss adjustment expense reserves amounted to $4,005,318 at December 31, 1996, compared with $5,222,413 at December 31, 1995. Management believes these reserves are adequate to cover all future loss settlements and represent the best estimate of the total liability as of the balance sheet date. Management continues to monitor ACIC's claim settlements closely in order to provide timely adjustments to this reserve when appropriate.

MARKETING

The Group supports the Independent Agency System and believes the Agency System provides the best system for its products and programs. Management believes that the development of strong agency relationships must be instigated by the Group; agents return on book, profit contingencies and reliable products have become key ingredients in developing stronger ties to agents representing North East Insurance Company. An agents advisory Board provides a forum through which the Company can respond in an effective and timely manner to its agents' needs.

Management annually reviews the performance of its agents, utilizing quantitative and qualitative measures. Factors in the review include written premium volume, historical loss ratios - one and three year analysis, mix of products, North East's rank in agent's office, other carriers represented by the agency, professionalism of agency personnel, long term plans of agency, geographic location and agent's plans or needs.

At year end 1996 there were 134 active authorized agents who represented North East and have binding authority and 28 active independent brokers whose business is subject to prior approval by North East underwriters. The agents produced 96.4% of the business written by North East in 1996, with the independent brokers accounting for the remaining 3.6%. North East chooses to utilize both independent agents and brokers in order to maximize its geographical service and marketing coverage while maintaining a solid core of authorized agents who can directly represent the Company.

Certain agents and brokers are under common ownership. Although no single agency produced more than 5% of North East's direct premiums written in 1996, one affiliated group of agents was responsible for 9.5%, a second group accounted for 8.7% and a third group accounted for 4.6%. Eight agents provided North East with direct premiums written in excess of $200,000, and 28 agents provided North East with direct premiums written between $100,000 and $200,000.

While the loss of any individual producing agent could have an impact on the business of North East, management believes it has a good relationship with its agents.

Independent brokers are compensated solely on a commission basis, whereas the authorized agents, in recognition of North East's reliance on them for the selection of profitable business, are compensated with both commissions and a profit sharing plan. The profit sharing plan provides each agent with the incentive to earn additional compensation provided certain volume and underwriting profitability guidelines are met. Profit sharing payments amounted to $81,571, $48,640 and $98,129 in 1996, 1995 and 1994, respectively, and are expected to increase as agents recognize the heightened incentives under the plan.

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

The Group manages its risk exposure through both individual risk excess of loss reinsurance arrangements (treaties), casualty clash excess of loss and property catastrophe excess of loss reinsurance in which the reinsurers assume that portion of the risk not retained by the Group. The Group also employed a 35% quota share treaty for the full year ended December 31, 1996. The Group's maximum net retention for the period between January 1, 1996 and December 31, 1996 was $32,850.

The ceding of business to reinsurers does not discharge the Group from its ultimate liability to the policyholder. The Group is liable to the policyholder for the full claim amount and is responsible for collecting the reinsured portion from its reinsurers. Management believes, based on the information available to it, that its present reinsurers are of sound financial condition and will honor their obligations.

INVESTMENTS

At December 31, 1996, based on current market values, 47% of the fixed maturities were invested in U.S. Treasuries or U.S. Government guaranteed instruments, 7% were invested in public utilities and 46% were invested in corporate securities. The Group does not purchase securities with the intention of holding such securities through their maturity date and therefore does not match the maturation dates to the anticipated payouts of its claim liabilities.

The Group also maintains short-term investments, primarily U.S. Government backed funds, which are immediately available for operating activities should cash outflow suddenly exceed incoming cash from premium collections and investment income. At December 31, 1996, short-term investments amounted to $2,868,875.

The gross average investment yield based on amortized cost of the investment portfolio was 6.6% and 7.1% for the years ended December 31, 1996 and 1995, respectively. The total return, including realized capital gains (losses) was 6.9% and 5.2% for the years ended December 31, 1996 and 1995, respectively.

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

Statutory surplus at December 31, 1996 was $6,738,116. Based on guidelines established by the National Association of Insurance Commissioners, the ratio of net premiums written to statutory surplus should not exceed 3 to 1. Under this formula, the Group may retain approximately $20,214,348 of net written premiums for its own account (by comparison, 1996 net written premiums amounted to $6,065,741). The Group expects to remain well within the constraints of this guideline in 1997.

For the year ending December 31, 1994 the National Association of Insurance Commissioners adopted the reporting of Risk Based Capital for Property and Casualty Insurance Companies. Risk based capital is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. It provides an elastic means of setting the capital requirement in which the degree of risk taken by the insurer is the primary determinant. The four major categories of risks involved are:

     * Asset Risk - This is the risk of assets' default of principal/interest or fluctuation in market value.

     * Credit Risk - This is the risk of default on amounts due from reinsurers, policyholders, or other creditors.

     * Underwriting Risk - This is the risk of under-estimating liabilities from business already written or inadequately pricing business in the coming year.

     * Off-Balance Sheet Risk - This is the risk associated with items, such as excessive premium growth, contingent liabilities and other items not reflected on the balance sheet.

The results of the risk based capital computation provide regulators with a tool from which they can base regulatory action. Based on trigger points included in the risk based capital computation, the following action could result should a company's surplus level be less than predetermined multiples of the authorized control level amount as determined by the formula.

     Action                     % of Authorized Control Level Risk Based Capital
     ------                     ------------------------------------------------
     None                       Greater than 200%
     Company Action             Less than 200%, but Greater than 150%
     Regulatory Action          Less than 150%, but Greater than 100%
     Authorized Control         Less than 100%, but Greater than 70%
     Mandatory Control          Less than 70%

Under the risk based capital formula, the authorized control level risk based capital for North East Insurance Company and American Colonial Insurance Company at December 31, 1996 was $1,304,741 and $372,456, respectively. The statutory surplus at December 31, 1996, as reported, was $6,738,116 or 516.4% of authorized control level risk based capital for North East Insurance Company and $4,372,793 or 1174.0% of authorized control level risk based capital for American Colonial Insurance Company. Accordingly, the statutory surplus levels of North East Insurance Company and American Colonial Insurance Company were adequate under the risk based capital formula.

COMPETITION

The Group currently does not write any business outside the State of Maine. The Company competes with national and regional insurers that market their products directly as well as through the independent agency system. Over the past several years, the direct writers have significantly increased their market share, at the expense of independent agents. The Company continues to believe, however, that NEIC's own products are best marketed through a network of independent agents.

The Company also faces competition from insurers that focus on non-standard markets, particularly with regard to automobile insurance. This competition includes pricing pressures and one-time agents' incentives.

ITEM 2 - DESCRIPTION OF PROPERTY

North East currently leases approximately 10,000 square feet of office space at 482 Payne Road, Scarborough, Maine pursuant to a lease expiring December 31, 2000. Upon expiration North East has an option to extend the lease for an additional 10 years. Management believes that the premises are adequate for its current needs.

ITEM 3 - LEGAL PROCEEDINGS

THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF AMERICAN MOTOR CLUB, INC. V. BERNARD GERSHUNY, ET AL. (U.S. District Court for the Eastern District of New York, 1992). This is an action brought by a committee of unsecured creditors (the "Committee") previously appointed in the Chapter 11 bankruptcy proceeding of American Motor Club, Inc. ("AMC"). The Committee alleges that Bernard Gershuny, First National Life and Casualty, Nicholas Neu, and others improperly used AMC's funds to acquire NEIC stock. (Mr. Gershuny is the subject of a 1987 order of the Maine Bureau of Insurance prohibiting him from exercising voting control over 810,000 shares of common stock owned by him, and requiring him to hold the shares in a non-voting trust. First National Life and Casualty was the record owner of an additional 215,000 shares of NEIC common stock.) The Committee seeks recovery of the value of the allegedly diverted funds and/or to impose a constructive trust on the relevant North East shares. The complaint states that North East and the trustee of the Gershuny non-voting trust are "nominal" defendants to the action. The Committee does not seek any monetary damages from NEIC. Mr. Gershuny, Mr. Neu, and other defendants have asserted various cross-claims in connection with this action. With respect to North East, these include a claim that NEIC breached contractual commitments to provide automobile insurance coverage to certain AMC members. The claimants seek an unspecified amount of damages from North East, believed to exceed $1 million; the claimants also seek recovery of $100,000 allegedly paid by AMC to North East. NEIC has denied these claims and believes that it has valid defenses to these claims. An additional defendant (Mr. Ford) has alleged that various persons, including the Company and Mr. Gershuny's counsel, have committed abuse of process, the "tort of outrage", and violations of the Federal Racketeer Influenced and Corrupt Organizations Act. Mr. Ford is a convicted felon who filed this pleading from prison on a PRO SE basis. NEIC believes Mr. Ford's claims to be frivolous. Over the past four years, certain settlement arrangements have been tentatively entered into, with approval from the court. All such arrangements have been contingent, however, on the sale of NEIC stock by the Gershuny non-voting trust, with the proceeds to be allocated as set forth in a settlement order of the court. These settlement arrangements had also received approval from another court in a pending criminal case entitled UNITED STATES V. BERNARD GERSHUNY (U.S. District Court for the Southern District of New York, 1992). Proceeds from the sale of Mr. Gershuny's shares were to be applied, first, to pay $500,000 toward a restitution fund established in connection with the criminal case; next, to pay $70,000 in legal fees of Mr. Gershuny's former counsel; and then any remaining funds would be paid to the Creditors Committee in the AMC litigation.

In May 1996 Mr. Gershuny entered into a Purchase Agreement to sell his shares to an investor group acting through Ballantrae Partners, L.L.C., a Delaware limited liability company. The Purchase Agreement was subject to numerous conditions, including a requirement that Ballantrae obtain requisite regulatory approvals from Maine and New York insurance regulators. In January 1997 Mr. Gershuny consummated the sale of his shares to Ballantrae. The proceeds from this sale (net of certain expenses withheld by the purchaser) amounted to $568,750, which amount was placed in escrow. These funds (together with any interest earned thereon) were recently distributed from escrow, pursuant to orders dated March 11 and 21, 1997 of the court in the criminal case. The Committee received approximately $50,000 of proceeds. Such amount is far less than the claims against Mr. Gershuny in the AMC litigation, and to the Company's knowledge that case remains open.

In connection with the closing of its purchase of Mr. Gershuny's shares, Ballantrae agreed to indemnify the Company and its transfer agent against any liability, expense, or claim arising in connection with a certain prior lien against the shares. This lien was previously assigned to the Committee, and appears to have been waived or become moot.

Except for the foregoing matter, and other than ordinary routine litigation incidental to the business, there are no material legal proceedings pending with regard to NEIC or its wholly-owned subsidiary ACIC.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders in the fourth quarter of 1996.

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

ROBERT G. SCHATZ, age 51, has served as President and Chief Executive Officer of the Company since March 1988. He was elected as a Director in December 1987.

RONALD A. LIBBY, age 53, joined the Company in December 1994 and serves as its Chief Operating Officer. From 1987 to 1994 he was President of Maine Mutual Fire Insurance Company.

SAMUEL M. KOREN, age 56, is Senior Vice President and Secretary of NEIC. He joined the Company in 1977 and has been an Officer since 1978.

GRAHAM S. PAYNE, age 51, has been Treasurer and Chief Financial Officer of the Company since 1987.

REBECCA J. CERNY, age 44, has held the position of Vice President of the Company since 1989. From 1986 to 1995 she also served as a Director of the Company.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

North East's common shares are traded on the over-the counter market. Quotations are available from the National Quotation Bureau Inc.

As of March 10, 1997, there were 190 holders of record of North East's common shares.

The high and low closing bid prices for North East's common shares for each quarterly period for the two most recent fiscal years are as follows:

                                     1996                        1995
                                     ----                        ----

                              HIGH           LOW         HIGH           LOW
First Quarter                $1.81         $1.00        $1.75         $1.25
Second Quarter                2.00          1.25         1.38          0.69
Third Quarter                 2.13          1.50         1.75          1.13
Fourth Quarter                2.25          1.50         2.13          1.00

Such prices reflect prices without retail mark-up, mark-down or commission and may not represent actual transactions.

DIVIDENDS

North East has never paid and does not anticipate paying dividends in the foreseeable future. Based on the current accumulated statutory deficit of North East, the Company currently is prohibited from paying dividends.

Under the insurance laws of the State of Maine, cash dividends may only be paid out of that part of the available accumulated surplus funds which are derived from realized net operating profits on North East's insurance business and from net realized capital gains. In addition, among other statutory restrictions, a Maine insurer's policyholders' surplus following any dividends or distributions to shareholders must be reasonable in relation to the insurer's outstanding liabilities and its financial needs. Furthermore, North East may not pay "extraordinary" dividends or make any other distribution (i.e. dividends or distributions made within the next 12 months, which exceed the greater of (i) 10% of North East's surplus to policyholders or (ii) North East's net investment income, in either case, as of the December 31 preceding) unless the Superintendent of Insurance of Maine has been notified of the declaration and has either approved it or has failed to disapprove it within 60 days. Any payment of cash dividends would result in a reduction in the capacity to write new premiums since the volume of insurance that can be written is determined by the available statutory surplus of North East.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Refer to Item 1 "Description of Business" for additional information on the operations of the Group.

GENERAL DISCUSSION

North East continues to be in a transitionary state which commenced in 1994. Management continues to work towards stabilizing its operating results through a blending of premium volume, product development, rate adequacy, loss prevention, agency relationships, information systems efficiency and reinsurance support. Management has also had discussions and meetings with A.M. Best (an insurance company rating agency) and believes an upgrading of the Company will occur in 1997.

Operating results for 1996 and 1995 have provided the Company with a significantly increased capital base. The capital base at year end 1996 will sufficiently augment management's cautious and patient approach to facilitate premium growth with programs and products characterized by consistency, flexibility and sound pricing. Operating results in calendar years 1996 and 1995 benefited from favorable loss and loss adjustment expense reserve development. This development may not continue in 1997.

In addition, during 1996, management determined that based on the Company's performance in 1996 and 1995, and the future operating plans of the Company, a portion of the valuation allowance previously established against the deferred tax asset was no longer required. Accordingly, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), the change in the valuation allowance has been included in net income for the year ended December 31, 1996.

RESULTS OF OPERATIONS IN 1996
COMPARED WITH 1995 AND 1995 COMPARED WITH 1994

The Company's operations for the each of three years ended December 31, 1996 comprise two major components. Direct business represents insurance income and expenses associated with policies issued directly by the Company to its policyholders. Ceded business, commonly referred to as reinsurance, includes excess of loss, catastrophe and clash reinsurance arrangements which provide the Company with insurance protection against excessive losses and quota share reinsurance in which the reinsurer assumes a contractually agreed percentage share or limit of each risk insured by the Company, after all other reinsurance.

Direct
------

The following comparative table illustrates the components of direct business
(including assumed business) written by the Group for each of the three years ended December 31, 1996:

                                                    Year ended December 31,
                                                    -----------------------
                                          1996                 1995                  1994
                                          ----                 ----                  ----
Premiums Written                      $11,193,557          $11,250,681          $ 13,273,333
                                      ===========          ===========          ============
Premiums Earned                       $11,536,429          $11,876,468          $ 13,114,948
Losses and Loss Adjustment
   Expenses Incurred                    5,775,929            6,855,949            11,411,107
Underwriting Expenses Incurred          4,917,272            5,006,545             4,472,133
                                      -----------          -----------          ------------
Underwriting Income (Loss)               $843,228              $13,974          $ (2,768,292)
                                      ===========          ===========          ============

Loss Ratio                                   50.1%                57.7%                 87.0%
Expense Ratio                                43.9                 44.5                  33.7
                                      -----------          -----------          ------------
Combined Ratio                               94.0%               102.2%                120.7%
                                      ===========          ===========          ============

Direct premiums written and earned in 1996 were marginally less than those reported in 1995. Direct premiums written and earned in 1995 were $2,022,652 and $1,238,480, less than those reported in 1994, respectively. The lack of growth experienced in 1996 reflects the Company's decision not to sacrifice underwriting standards for the sake of premium volume. The premium decline in 1995 was attributable to the cancellation of approximately 40 agency relationships and tighter underwriting standards with regard to risk acceptability.

Direct losses and loss adjustment expenses declined in 1996 compared with 1995 and in 1995 compared with 1994 as a result of favorable loss development and tighter underwriting standards. The results for 1996 include higher than normal loss experience for auto physical damage during the first quarter due to the severe winter storms. However, the Company averted the disaster which confronted most insurers from the flooding and heavy winds from the severe storm which occurred in October 1996 (the Company withdrew from all homeowner lines in 1995).

Underwriting expenses decreased $89,273 or 1.8% in 1996 compared with 1995, whereas 1995 expenses exceeded 1994 expenses by $534,412 or 11.9%. The 1995 increase was primarily attributable to legal costs associated with a planned merger (since terminated), and costs associated with updating our computer processing capabilities.

Ceded
-----

The following comparative table illustrates the components of ceded business written by the Group for each of the three years ended December 31, 1996:

                                                        Year ended December 31,
                                                        -----------------------
                                             1996                 1995               1994
                                             ----                 ----               ----
Premiums Written                          $5,127,816           $5,452,422         $3,309,829
                                          ==========           ==========         ==========
Premiums Earned                           $5,303,573           $5,005,394         $2,862,306
Losses and Loss Adjustment
   Expenses Incurred                       2,270,542            2,868,984          3,038,217
Underwriting Expenses Incurred             2,396,784            1,812,379            586,792
                                          ----------           ----------         ----------
Underwriting Income (Loss)                $  636,247           $  324,031         $ (762,703)
                                          ==========           ==========         ==========

Loss Ratio                                      42.8%                57.3%             106.2%
Expense Ratio                                   46.7                 33.3               17.7
                                          ----------           ----------         ----------
Combined Ratio                                  89.5%                90.6%             123.9%
                                          ==========           ==========         ==========

The Group manages its risk exposure through individual risk excess of loss reinsurance arrangements (treaties), casualty clash excess of loss treaties and property catastrophe excess of loss reinsurance in which the reinsurers assume that portion of the risk not retained by the Group. The Group also utilizes quota share reinsurance.

The maximum gross policy limits offered by the Company during 1996, 1995 and 1994 were $1,000,000. The Company's maximum net retention was $100,000 for the period of January 1, 1994 through June 1, 1994, $65,000 for the period covering June 1, 1994 through December 1, 1995 and $32,850 for the period covering December 1, 1995 through December 31, 1996.

Effective January 1, 1995 the Company modified the terms of its excess of loss reinsurance treaties to include a ceding commission. This modification provides a more appropriate matching of premium revenues and incurred expenses. Expenses recovered from reinsurers amounted to $2,396,784 in 1996 compared with $1,812,379 in 1995 and $586,792 in 1994.

Current reinsurance protection is provided through two layers of excess of loss reinsurance. The first layer, considered to be the working layer, assumes $150,000 of coverage beyond the first $50,000. The second layer, allows the Company to offer policy limits up to $1,000,000 by assuming $800,000 of coverage beyond the first $200,000. The casualty clash excess of loss treaty provides coverage for $1,000,000 in excess of $1,000,000 in the event more than one of our insureds is involved in a single loss occurrence exposing the coverage limits of the policies. The property catastrophe coverage provides for $1,500,000 of coverage in excess of $500,000 in the event of a catastrophe. For further information, see "Description of Business - Reinsurance".

Reflective of a more clearly defined underwriting and market focus, the loss ratio for 1996 was 42.8%; this compares to a loss ratio of 57.3% for 1995 and 106.2% for 1994. The 1994 ratio was significantly impacted by severe (or "shock") losses, including a commercial fire claim settlement which approached policy limits.

The Company continually reviews its reinsurance arrangements relative to its direct results to ensure that its reinsurance programs are appropriate for its corporate goals.

Net
---

The following comparative table illustrates the components of net business written by the Group for each of the three years ended December 31, 1996:

                                              Year ended December 31,
                                       1996          1995           1994
                                       ----          ----           ----
Premiums Written                    $6,065,741    $5,798,259    $ 9,963,504
                                    ==========    ==========    ===========
Premiums Earned                     $6,232,856    $6,871,074    $10,252,642
Losses and Loss Adjustment
   Expenses Incurred                 3,505,387     3,986,965      8,372,890
Underwriting Expenses Incurred       2,520,488     3,194,166      3,885,341
                                    ----------    ----------    -----------
Underwriting Income (Loss)          $  206,981    $ (310,057)   $(2,005,589)
                                    ==========    ==========    ===========

Loss Ratio                               56.2%          58.0%          81.7%
Expense Ratio                            41.6           55.1           39.0
                                    ----------    ----------    -----------
Combined Ratio                           97.8%         113.1%         120.7%
                                    ==========    ==========    ===========


Underwriting activities for 1996 generated a profit in the amount of $206,981. This compares to underwriting losses in 1995 of $310,057 and 1994 of $2,005,589. For the three year period losses and loss adjustment expense represented 56.2%
(1996), 58.0% (1995) and 81.7% (1994) of net earned premium. The ratios, for the periods represented, include the favorable development which is not likely to occur in 1997.

Underwriting expenses incurred decreased from $3,885,341 in 1994 to $3,194,166 in 1995 and to $2,520,488 in 1996. The decline is attributable to a significant restructuring of our reinsurance treaties to include commission offsets.

Underwriting profit (loss) by major category for each of the years ended
December 31, 1996, 1995 and 1994 were as follows:

                                              Year ended December 31,
                                     1996              1995                1994
                                     ----              ----                ----
Auto Liability                   $  (151,833)        $ 212,021         $  (549,465)
Auto Physical Damage              (1,094,897)         (318,783)           (492,364)
Commercial Multi Peril               680,289           169,229            (778,259)
Other Liability                      625,140           (61,280)            394,549
All Other                            148,282          (311,244)           (580,050)
                                 -----------         ---------         -----------
Underwriting Income (Loss)       $   206,981         $(310,057)        $(2,005,589)
                                 ===========         =========         ===========


The underwriting loss for auto physical damage in 1996 is directly related to the severe winter experience in the first quarter. Underwriting income (loss) in the all other category includes experience for the Company's homeowner product which was discontinued in 1995. Homeowners business produced a net underwriting gain in 1996 of $50,958 compared with losses of $245,525 in 1995 and $522,724 in 1994. Underwriting loss for 1994 reflected an adverse winter season and an abnormal frequency of severity on certain lines of business with relatively small premium writings.


INVESTMENT RESULTS

Net investment income was $1,041,762 for 1996 compared with $1,298,601 in 1995 and $1,530,734 in 1994. The gross average yield of the investment portfolio was 6.6%, 7.1% and 6.8% for 1996, 1995 and 1994, respectively. The Company realized investment gains of $57,617 for 1996 compared with investment losses of $225,726 and $473,102 in 1995 and 1994, respectively. Total return from investment activities (including realized gains or losses) was 6.9%, 5.2% and 4.9% for 1996, 1995, and 1994, respectively.


NET INCOME AND NET INCOME PER SHARE

Net income before the provision for federal income taxes was $1,306,360 and $762,818 in 1996 and 1995, respectively, compared with a net loss of $947,957 in 1994.

The provision for income taxes includes the effect of a reassessment of the Company's position relative to the Company's ability to utilize the value of its loss carryforwards based on the future income of the Company. In accordance with FAS 109 (see discussion above), a portion of the change in the valuation allowance has been included in net income for the year ended December 31, 1996 and a deferred tax asset has been reported in the Company's balance sheet. At December 31, 1996 the Company has a valuation allowance of $220,515, relating to capital losses which management currently believes will expire unused.

The effect of the change in the valuation allowance on 1996 net income and net income per share is as follows:

                                 Before Valuation         After Valuation
                               Allowance Adjustment     Allowance Adjustment
NET INCOME
----------
Income before provision
for income taxes                    $1,306,360             $ 1,306,360

Provision (benefit)
for income taxes                        26,100              (2,069,136)
                                    ----------             -----------

Net Income                          $1,280,260             $ 3,375,496
                                    ==========             ===========

Net income after the provision for income taxes was $3,375,496 or $1.13 per share in 1996, compared with $748,318 or $0.25 per share in 1995 and a net loss of $947,957 or $0.32 per share in 1994.

BOOK VALUE PER SHARE

Book value per share amounted to $3.11 at December 31, 1996 compared with $2.15 at December 31, 1995 and $1.07 at December 31, 1994. The following table reconciles book value per share for the years ended December 31, 1996 and 1995:

                                                       Year Ended December 31,
                                                          1996         1995
                                                          ----         ----
Beginning of year                                       $ 2.15        $1.07
Net income                                                1.13         0.25
Change in unrealized appreciation (depreciation)         (0.17)        0.83
                                                        ------        ----
End of year                                             $ 3.11        $2.15
                                                        ======        =====


NEW ACCOUNTING POLICIES

In October 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 123 ("Accounting for Stock-Based Compensation") which requires employers to account for an employee stock option or similar equity instrument based on the fair value of the consideration received or the fair value of the equity instrument issued. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company did not have any stock-based compensation plans in effect for the year ended December 31, 1996.

In June 1996 the FASB issued FAS No.125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities") which provides standards whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The effect of adopting the provisions of FAS No. 125 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

In March 1997 the FASB issued FAS No. 128 ("Earnings Per Share") which provides for a "basic" earnings per share computation based upon the weighted-average shares outstanding. The new standard requires a dual presentation of basic and diluted earnings per share. The effect of adopting the provisions of FAS No. 128 is not expected to have a material effect on the Company's per share earnings.

In March 1997 the FASB also issued FAS No. 129 ("Disclosures of Information About Capital Structure".) The effect of adopting the provision of FAS No. 129 is not expected to result in significant disclosure due in part to the simplified nature of the Company's capital structure.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the years ended December 31, 1996 and 1995 amounted to $2,470,856 and $2,199,403, respectively. Cash provided from investing activities amounted to $3,593,622 for the year ended December 31, 1996 compared with $3,077,348 for the year ended December 31, 1995.

The Company's investment portfolio, carried at fair value, was $111,477 lower than amortized acquisition cost. Federal Reserve interest rate adjustments have a significant impact on the fair value of fixed maturity investments. In order to reduce its exposure to interest rate fluctuations, management and the board of directors have reduced the average maturity of securities in its investment portfolio. The Company's investment policy is to invest in investment grade securities only and does not allow the Company to participate in the derivatives market. The Company believes that the current level of short-term investments is adequate to meet any shortfall resulting from its immediate operating activities.

LOSSES AND LOSS ADJUSTMENT EXPENSE RESERVES

Reserves for losses and loss adjustment expenses (LAE) represent estimates of the ultimate net cost of all unpaid losses and loss adjustment expenses incurred through December 31 of each year. The reserves are determined using adjusters' individual case estimates and statistical projections. These projections are subject to the effects of trends in claims severity and frequency. Statistical projections are employed in four specific areas: (1) to calculate the incurred but not reported (IBNR) reserves; (2) to calculate the adequacy of case basis estimates of loss reserves; (3) to calculate the allocated LAE reserves; and (4) to calculate the unallocated LAE reserves.

These projections are reviewed on a quarterly basis, and as experience develops and new information becomes known, they are adjusted as necessary. Such adjustments are reflected in the current year's consolidated statement of operations.

In the determination of ultimate losses and loss adjustment expense, the Company utilizes historic paid and incurred loss patterns. Over the most recent three year period, these patterns have indicated changes which are characterized by a shortened loss tail; this is in contrast to the Company's prior experience. The change in the character was not recognized by the Company in the projection of ultimate losses until there was ample evidence that a trend had been established. Reliable evidence of this change was recognized in the favorable development commencing with accident year 1994.

The following table provides a reconciliation of the changes in loss and LAE reserves, after deducting amounts recoverable from reinsurers for 1996 and 1995.

                   Reconciliation of Liability for Losses and
                            Loss Adjustment Expenses
                            ------------------------

                                                                 1996             1995
                                                                 ----             ----
Reserves for losses and LAE:
Beginning of year                                            $19,006,725      $21,517,289
Amounts recoverable from reinsurers
    on unpaid losses                                           4,703,238        4,045,132
                                                             -----------      -----------
Beginning of year, net                                        14,303,487       17,472,157
   Add:
     Provision for losses and LAE for claims arising in:
         Current year                                          5,823,867        6,119,285
         Prior years                                          (2,318,480)      (2,132,320)
   Less:
     Losses and LAE paid on claims arising in:
         Current year                                          3,826,876        3,312,336
         Prior years                                           3,605,175        3,843,299
                                                             -----------      -----------

End of year, net                                              10,376,823       14,303,487
Amounts recoverable from reinsurers
    on unpaid losses                                           4,828,760        4,703,238
                                                             -----------      -----------
Losses and loss adjustment expenses
        per Consolidated Balance Sheet                       $15,205,583      $19,006,725
                                                             ===========      ===========


The table on the page following illustrates the original ultimate reserve established and the reestimated reserve after deducting amounts recoverable from reinsurers over each of the subsequent years through the balance sheet date.


                                                     Analysis of Losses and Loss Adjustment Expenses Development
                                                                           (in Thousands)

                                      1987      1988      1989      1990      1991      1992      1993      1994      1995      1996
                                      ----      ----      ----      ----      ----      ----      ----      ----      ----      ----
Net Liability for unpaid claims
and claim adjustment expenses      $21,507   $21,749   $24,062   $20,085   $18,342   $18,661   $18,705   $17,472   $14,303   $10,377
Cumulative amount paid
----------------------
One year later                       6,009     7,402     7,521     5,048     4,619     3,899     5,019     3,843     3,605
Two years later                     10,587    11,515    11,212     8,503     7,004     7,460     7,595     6,625
Three years later                   12,914    13,479    14,039    10,212     9,931     9,590     9,516
Four years later                    13,753    15,147    15,373    12,718    11,685    11,131
Five years later                    14,969    15,363    16,995    14,254    12,833
Six years later                     14,837    16,559    18,483    15,278
Seven years later                   15,782    17,764    19,356
Eight years later                   16,860    18,365
Nine years later                    17,078

Net reserves reestimated as of
------------------------------
   end of year
   -----------
One year later                     $21,073   $22,310   $24,653   $20,605   $18,329   $17,974   $17,685   $15,340   $11,985
Two years later                     20,148    22,193    24,743    20,676    18,823    18,087    16,829    13,748
Three years later                   19,864    22,103    24,316    21,009    19,022    17,457    15,318
Four years later                    20,144    21,882    25,108    21,247    18,675    16,463
Five years later                    19,660    22,379    24,624    20,902    17,848
Six years later                     20,038    22,012    24,581    20,205
Seven years later                   19,721    22,147    23,971
Eight years later                   19,934    21,864
Nine years later                    19,734
Redundancy (deficiency)            $ 1,773   $  (115)  $    91   $  (120)  $   494   $ 2,198   $ 3,387   $ 3,724   $ 2,318

                                                                                                                   Gross  Reserves
                                                                                                         1994      1995       1996
                                                                                                         ----      ----       ----
Gross Liability for
unpaid claims
and claim adjustment                                                                                   $21,517    $19,007    $15,206
expenses

Cumulative Amount Paid
----------------------
One Year Later                                                                                                      4,766      5,077
Two Years Later                                                                                                     8,625
Gross Reserves
reestimated as
of
One Year Later                                                                                                     19,618     16,995
Two Years Later                                                                                                    18,181
Redundancy (Deficiency)                                                                                           $ 3,336    $ 2,012


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

The cumulative redundancy (deficiency) represents the total change in initial estimates over all subsequent calendar years. For example, the 1987 net reserve developed a redundancy of $1,773,000 over nine years. That amount is reflected in income over the nine year period. Its full impact was not reflected in any one calendar year. New or modified products can produce different results from historical trends of similar product lines utilized in forecasting their ultimate loss exposure.

Claim payment patterns can be affected by numerous circumstances, such as changes in reinsurance retention or changes in claim practices that could lead to a speeding up or slowing of claim settlement rates.

In evaluating the information contained in the reserve development table, it should be noted that each entry includes the effects of all changes in amounts for prior periods. For example, the redundancy or deficiency related to losses settled in 1996, but incurred in 1987, will be included in the cumulative deficiency amounts for 1987 through 1996. Conditions and trends, such as inflation, that have affected reserve development in the past may not necessarily occur in the future. Therefore, it is not appropriate to extrapolate future deficiencies or redundancies from this table.

At December 31, 1996 and 1995, the loss and loss adjustment expense reserves as reported under generally accepted accounting principles (GAAP) were identical to those reported under statutory accounting principles (SAP).

ITEM 7 - CONSOLIDATED FINANCIAL STATEMENTS

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE(S)
                                                                   -------

Report of Independent Accountants                                    23

Financial Statements:

  Consolidated Balance Sheet as of December 31, 1996                 24

  Consolidated Statements of Operations for the years
      ended December 31, 1996 and 1995                               25

  Consolidated Statements of Changes in Shareholders'
      Equity for the years ended December 31, 1996 and 1995          26

  Consolidated Statements of Cash Flows for the years
      ended December 31, 1996 and 1995                               27

  Notes to Consolidated Financial Statements                         29

Coopers                                           COOPERS & LYBRAND L.L.P
& Lybrand

                                                  a professional services firm

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors of
North East Insurance Company:

We have audited the consolidated balance sheet of North East Insurance Company and subsidiaries, as of December 31, 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North East Insurance Company and subsidiaries as of December 31, 1996 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



/S/ Coopers & Lybrand L.L.P.
Portland, Maine
March 19, 1997

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             as of December 31, 1996
ASSETS                                                                         1996
------                                                                         ----
   Investments (Note F):
         Fixed maturities available for sale, at fair value
              (amortized cost $14,504,324)                                 $14,451,607
         Investment property, at cost, less accumulated
              depreciation of $44,916                                           65,084
         Equity securities available for sale, at fair value
              (cost $71,394)                                                    12,634
         Short-term investments, at fair value                               2,868,875
                                                                           -----------
              Total investments                                             17,398,200
   Reinsurance (loss and loss adjustment expense
        reserves and paid recoverables (Note D))                             4,908,032
   Premium balances receivable                                               3,971,493
   Deferred policy acquisition costs (Note B)                                  398,595
   Prepaid reinsurance premiums (ceded unearned premium (Note D))            2,549,932
   Investment income due and accrued                                           284,351
   Property and equipment, net of accumulated depreciation (Note G)            473,005
   Deferred tax asset (Note C)                                               2,050,394
   Prepaid federal income tax                                                    9,242
   Receivable due from investment broker                                       400,000
   Other assets                                                                115,661
                                                                           -----------
                    Total Assets                                           $32,558,905
                                                                           ===========

LIABILITIES
-----------
   Losses and loss adjustment expenses (Note D and  H)                     $15,205,583
   Unearned premiums                                                         5,717,002
   Ceded reinsurance balances payable (Note D)                               1,244,975
   Reserve for unpaid expenses and other liabilities                           912,547
   Book overdraft, net                                                           7,065
   Other liabilities                                                           146,772
                                                                           -----------

                    Total Liabilities                                       23,233,944
   Commitments and contingent liabilities (Notes D and J)                  ===========

SHAREHOLDERS' EQUITY (Note E)
-----------------------------
   Common stock $1.00 par value, authorized 6,000,000 shares, issued
    and outstanding 3,002,375 shares                                         3,002,375
   Additional paid-in capital                                                6,348,039
   Unrealized appreciation of investments                                     (111,477)
   Accumulated retained earnings                                                86,024
                                                                           -----------
                    Total Shareholders' Equity                               9,324,961
                                                                           -----------

                          Total Liabilities and Shareholders' Equity       $32,558,905
                                                                           ===========

 The accompanying notes are an integral part of the consolidated financial statements.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 1996 and 1995

                                                            1996                    1995
                                                            ----                    ----
Revenues:
     Premiums earned                                    $11,536,429              $11,876,468
     Premiums ceded (Note D)                             (5,303,573)              (5,005,394)
                                                        -----------              -----------
         Net premiums earned                              6,232,856                6,871,074
     Net investment income (Note F)                       1,041,762                1,298,601
     Realized capital gains (losses) (Note F)                57,617                 (225,726)
                                                        -----------              -----------
         Total revenues                                   7,332,235                7,943,949

Expenses:
     Losses and loss adjustment expenses                  5,775,929                6,855,949
     Reinsurance recoveries (Note D)                     (2,270,542)              (2,868,984)
                                                        ------------             -----------
         Net losses and loss adjustment expenses          3,505,387                3,986,965
     Underwriting expenses incurred (Note B)              2,520,488                3,194,166
                                                        -----------              -----------
         Total expenses                                   6,025,875                7,181,131
                                                        -----------              -----------

Income before provision for income taxes                  1,306,360                  762,818

Provision (benefit) for income taxes  (Note C)           (2,069,136)                  14,500
                                                        -----------              -----------

         Net income (Note E)                            $ 3,375,496              $   748,318
                                                        ===========              ===========

Earnings per common share:

         Net income                                     $     1.13               $      0.25
                                                        ==========               ===========



 The accompanying notes are an integral part of the consolidated financial statements.


                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 for the years ended December 31, 1996 and 1995

                                                   1996                1995
                                               -----------         -----------
Common stock, par value:
     Balance at beginning of year              $ 2,992,314         $ 2,992,314
     Change during year                             10,061                   0
                                               -----------         -----------
         Balance at end of year                  3,002,375           2,992,314
                                               -----------         -----------

Additional paid-in capital:
     Balance at beginning of year                6,346,156           6,346,156
     Change during year                              1,883                   0
                                               -----------         -----------
         Balance at end of year                  6,348,039           6,346,156
                                               -----------         -----------

Unrealized appreciation (depreciation):
     Balance at beginning of year                  377,053          (2,096,808)
     Change during year                           (488,530)          2,473,861
                                                -----------        -----------
         Balance at end of year                   (111,477)            377,053
                                               -----------         -----------

Accumulated retained earnings (deficit):
     Balance at beginning of year               (3,289,472)         (4,037,790)
     Net income                                  3,375,496             748,318
                                               -----------         -----------
         Balance at end of year                     86,024          (3,289,472)
                                               -----------         -----------

Treasury stock, at cost:
     Balance at beginning of year                   (5,000)             (5,000)
     Change during year                              5,000                   0
                                               -----------         -----------
         Balance at end of year                          0              (5,000)
                                               -----------         -----------

Total shareholders' equity at end of year      $ 9,324,961         $ 6,421,051
                                               ===========         ===========


 The accompanying notes are an integral part of the consolidated financial statements.


                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 1996 and 1995

                                                                        1996                   1995
                                                                        ----                   ----
Cash flows from operating activities:
         Insurance premiums received                                 $ 5,542,279            $ 6,656,160
         Loss and loss adjustment expenses paid                       (7,132,600)            (7,212,545)
         Operating expenses paid                                      (1,961,730)            (3,023,383)
         Investment income received                                    1,086,195              1,380,365
         Federal income taxes paid                                         5,000                      0
                                                                     -----------            -----------
              Net cash used in operating activities                   (2,470,856)            (2,199,403)
                                                                     -----------            -----------

Cash flows from investing activities:
         Fixed maturities - sold                                       7,514,127              3,448,993
         Fixed maturities - matured                                    1,200,000                      0
         Fixed maturities - purchased                                 (5,597,243)              (312,258)
         Purchase of property and equipment                             (129,234)               (60,537)
         Mortgage note repaid                                            459,139                      0
         Investment property sold                                        120,000                      0
         Sale of property and equipment                                   26,833                  1,150
                                                                     -----------            -----------
              Net cash provided by
                  investing activities                                 3,593,622              3,077,348
                                                                     -----------            -----------

Cash flows from financing activities:
         Proceeds from issuance of
              common shares                                               16,944                      0
                                                                     -----------            -----------
              Net cash provided from financing activities                 16,944                      0
                                                                     -----------            -----------

Net increase in cash, book overdraft
         and short-term investments                                    1,139,710                877,945
Cash, book overdraft and short-term
         investments at beginning of year                              1,722,100                844,155
                                                                     -----------            -----------
Cash, book overdraft and short-term
         investments at end of year                                  $ 2,861,810            $ 1,722,100
                                                                     ===========            ===========





   The accompanying notes are an integral part of the consolidated financial statements.

                                  (Continued)


                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                   CONSOLIDATED RECONCILIATION OF CASH USED IN
                       OPERATING ACTIVITIES TO NET INCOME
                 for the years ended December 31, 1996 and 1995

                                                                        1996                   1995
                                                                        ----                   ----

Net income                                                            $ 3,375,496           $   748,318

Decrease in loss and loss adjustment expense reserve                   (3,801,142)           (2,510,564)
Decrease in unearned premium reserve, net                                (167,115)           (1,072,815)
Increase (decrease) in expense accruals and other liabilities             375,666              (138,618)
Loss on investment activities                                              20,399               158,512
Decrease (increase) in deferred policy acquisition costs                  (86,372)              146,184
Depreciation and amortization expense                                     190,489               123,745
Decrease (increase) in net premium and ceded
         reinsurance balances                                            (249,533)              287,885
Decrease in allowance for doubtful accounts                              (100,000)             (145,000)
Decrease in investment income due and accrued                              44,433                81,764
Amortization of bond premium, net                                          80,491                77,576
Loss (gain) on mortgage note in default                                   (79,139)               67,214
Loss on sale of real estate                                                 1,123                     0
Increase in other assets                                                   (1,516)              (38,104)
Increase (decrease) in federal income tax payable                         (14,500)               14,500
Decrease (increase) in prepaid federal income tax                          (9,242)                    0
Decrease (increase) in deferred tax asset                              (2,050,394)                    0
                                                                      ------------          -----------

Net cash used in operating activities                                 $(2,470,856)          $(2,199,403)
                                                                      ===========           ===========


 The accompanying notes are an integral part of the consolidated financial statements.


                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              --------------------


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

The Company is engaged in the business of underwriting and accepting property and casualty insurance risks in the State of Maine. Its principal insurance products consist of personal and commercial automobile coverage (including automobile liability and automobile physical damage) and other general lines, including but not limited to, general liability, commercial multi-peril, inland marine, fire and allied lines.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from these estimates.

Premiums and Unearned Premiums
------------------------------

Premium revenues are reported as earned, principally on a monthly pro rata basis over the terms of the respective policies. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies.

Premium balances receivable represent amounts to be collected from agents and insureds. The Company offers insureds installment plans under which insureds may remit amounts due, in accordance with a predetermined schedule, over the term of the policy. Premium balances receivable are recorded for the full premium amount when the policy is written. These receivables include amounts not currently due under the installment plan. Premium balances receivable include $3,380,381 for amounts not yet due at December 31, 1996. The allowance for doubtful accounts at December 31, 1996 was $30,000.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------



A. Summary of Significant Accounting Policies, Continued:
   -----------------------------------------------------

Losses and Loss Adjustment Expenses
-----------------------------------

The reserve for losses and loss adjustment expenses includes unpaid losses and loss adjustment expenses and a provision for incurred but not reported losses. Unpaid losses and loss adjustment expenses are based primarily on loss adjusters' evaluations, estimates for losses incurred but not reported and an estimate for salvage and subrogation recoverable. Reserves are continually reviewed and modified, and any resulting adjustments are reflected in current operating results.

Deferred Policy Acquisition Costs
---------------------------------

Policy acquisition costs, such as commissions, underwriting salaries and other costs incurred in connection with acquiring new business, have been capitalized to the extent that the related costs are recoverable and are being amortized over the period in which the related premiums are earned. Anticipated losses and loss adjustment expenses and investment income attributable to the related premiums are considered in determining the amount of costs to be deferred.

Reinsurance
-----------

Premiums ceded are reported as earned, principally on a monthly pro rata basis over the terms of the respective policies. Unearned premiums ceded represent the portion of premiums written applicable to the unexpired terms of the policies.

Ceded premium adjustments for loss sensitive reinsurance contracts are reported immediately as ceded earned premium based on the Company's best estimate of the ultimate loss exposure for the contract as of the balance sheet date.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------



A. Summary of Significant Accounting Policies, Continued:
   -----------------------------------------------------

Property and Equipment
----------------------

Property and equipment are stated at cost, net of accumulated depreciation. The Company provides for depreciation on the straight-line method by charges to expense which are sufficient to write off the cost of the assets over their estimated useful lives. Maintenance and repairs are charged to expense as incurred; expenditures for improvements are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts and any resulting gain or loss is included in the results of operations.

Employee Benefits
-----------------

The Company maintains a 401(k) Profit Sharing Plan (the "Plan") covering all employees. The Plan is intended to provide funds for participants' use at retirement. Employees may elect to contribute up to 10% of their pre-tax earnings to the Plan. The Company provides a matching contribution of 25% of the first 4% of an employee's elective contribution. The Plan also provides that the Company may make an additional contribution subject to the profitability of the Company for the related calendar year. For the years ended December 31, 1996 and 1995, the Company contributed $7,652 and $9,871, respectively, pursuant to the matching formula. The Company contributed $9,820 and $0 under the profitability formula as of December 31, 1996 and 1995, respectively.

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

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------


A. Summary of Significant Accounting Policies, Continued:
   -----------------------------------------------------

Investments
-----------

Fixed maturities and equity securities, all of which are available for sale, are stated at fair value. Short-term investments are carried at cost which approximates fair value. The Company, at times, may be at risk on short-term investments as the values on deposit may exceed the amount protected through federally guaranteed insurance programs; however, the Company has never experienced a loss of this nature.

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

The following methods and assumptions were used in estimating fair value disclosure for financial instruments:

     * Fixed Maturities Available for Sale: Fair values for fixed maturities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using values obtained from independent pricing services.

     * Equity Securities Available for Sale: Fair values for equity securities available for sale are based on quoted market prices.

     * Short-term Investments: Fair values for these instruments the amounts reported in the Consolidated Balance Sheet.

     * Investment Property: Fair value of investment property is cost less accumulated depreciation which approximates market value.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                              --------------------


A. Summary of Significant Accounting Policies, Continued:
   -----------------------------------------------------

Earnings per Common Share
-------------------------

Earnings per common share are calculated using the weighted average method. For the years ended December 31, 1996 and 1995 the weighted average number of shares used in the calculation was 2,994,265 and 2,992,314, respectively.

Statements of Cash Flows
------------------------

The Company utilizes the direct method of presenting cash flows from operating activities. For purposes of the statements of cash flows, cash was determined to include cash, short term (highly liquid) investments with original maturities less than three months, and book overdraft.

New Accounting Pronouncements
-----------------------------

In October 1995 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 123 ("Accounting for Stock-Based Compensation") which requires employers to account for an employee stock option or similar equity instrument based on the fair value of the consideration received or the fair value of the equity instrument issued. The Statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company did not have any stock-based compensation plans in effect for the year ended December 31, 1996.

In June 1996 the FASB issued FAS No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities") which provides standards whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The effect of adopting the provisions of FAS No. 125 is not expected to have a material effect on the Company's consolidated results of operations or financial position.

In March 1997 the FASB issued FAS No. 128 ("Earnings Per Share") which provides for a "basic" earnings per share computation based upon the weighted-average shares outstanding. The new standard requires a dual presentation of basic and diluted earnings per share. The effect of adopting the provisions of FAS No. 128 is not expected to have a material effect on the Company's per share earnings.

In March 1997 the FASB also issued FAS No. 129 ("Disclosures of Information About Capital Structure"). The effect of adopting the provision of FAS No. 129 is not expected to result in significant disclosure due in part to the simplified nature of the Company's capital structure.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------


B. Deferred Policy Acquisition Costs:
   ---------------------------------

Deferred policy acquisition costs ($398,595 at December 31,1996) represent the Company's best estimate of amounts expected to be recovered against future earned premium from policies currently in force and anticipated investment income. The estimates take into account an estimate for anticipated future loss experience of these policies. While the Company believes that the recovery of this asset is likely, it is remotely possible that the assumptions used will prove inappropriate and the Company's estimate that it will recover the carrying amount of this asset could change in the near term.

The following table reconciles the change in deferred policy acquisition costs for the years ended December 31, 1996 and 1995:

                                                    1996                1995
                                                    ----                ----
Balance, beginning of year                      $   312,223         $   458,407

Deferral of policy acquisition costs
     during year                                  2,606,860           3,047,982

Amortization of deferred policy
     acquisition costs during year               (2,520,488)         (3,194,166)
                                                -----------         -----------

Balance, end of year                            $   398,595         $   312,223
                                                ===========         ===========


                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------

C. Federal Income Taxes:
   --------------------

A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the benefit for income taxes for the year ended December 31, 1996 is as follows:
Tax at federal statutory rate of 34%                         $   444,162
Utilization of net operating loss carryforwards                 (467,357)
Permanent differences between GAAP basis
     income and tax basis income                                   4,453
Change in valuation allowance                                 (2,050,394)
                                                             -----------
Provision (benefit) for income taxes                         $(2,069,136)
                                                             ===========

During 1996, management determined that based on the Company's performance in 1996 and 1995, and the future operating plans of the Company, a portion of the valuation allowance previously established against the deferred tax asset was no longer required. Accordingly, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), the change in the valuation allowance has been included in net income for the year ended December 31, 1996.

Details of the components of the deferred tax asset and liabilities and the valuation allowance at December 31, 1996 are as follows:

Deferred Tax Assets
Tax based on net operating loss carryforward                  $1,343,092
Loss reserve adjustments                                         481,457
Unearned premium adjustments                                     215,361
Capital loss carryforward                                        220,515
Other                                                            146,006
                                                              ----------
Gross deferred tax assets                                      2,406,431
Less Valuation allowance                                        (220,515)
                                                              ----------
Net deferred tax asset                                         2,185,916
                                                              ----------

Deferred Tax Liabilities
Deferred policy acquisition costs                               (135,522)
                                                              ----------

Net deferred tax asset                                        $2,050,394
                                                              ==========

A full valuation allowance was recorded against the deferred tax asset arising from unrealized depreciation of securities due to the uncertainty with regard to its future recovery.

The income tax provision for 1995 of $14,500 was calculated based on the alternative minimum tax methodology and utilized approximately $685,000 of loss carryforwards.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------

C. Federal Income Taxes, Continued:
   -------------------------------

The Company's unused net operating loss carryforwards expire in varying amounts between 2001 and 2011. The Company also has unused capital loss carryforwards of approximately $ 298,000 expiring by 2001.

D. Commitments and Contingent Liabilities:
   --------------------------------------

Reinsurance
-----------

The Company cedes various risks to other insurers and reinsurers. The Company utilizes excess of loss and quota share reinsurance as well as catastrophe and clash coverage. Ceding of insurance does not discharge the Company's obligation to the policyholder in the event the reinsurer is unable to fulfill its obligation.

The reinsurance balances payable include $248,000 and $121,000 payable to two reinsurers whose balances account for 40.6% and 19.8% of the total unpaid ceded premiums. No other reinsurer accounts for more than 10% of the total balances at December 31, 1996.

Reinsurance balances payable represent unpaid ceded premiums of $611,172 and funds held under reinsurance contracts of $633,803 at December 31,1996. Paid loss and loss adjustment expenses recoverable from reinsurers at December 31, 1996 amounted to $239,272. The allowance for uncollectible reinsurance balances at December 31, 1996 was $160,000.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------

D. Commitments and Contingent Liabilities, continued:
   -------------------------------------------------

Ceded loss and loss adjustment expense reserves include estimates of the reinsurers share of the ultimate cost for all unpaid losses and loss adjustment expenses incurred as of the balance sheet date. The reserves are determined using statistical projections based on historical relationships between the emergence of late reported claims and the historical development of past incurred and paid claims. Management believes these reserves are adequate to cover all future loss settlements and represent the best estimate of the total liability as of the balance sheet date; however, management is also cognizant that the final ultimate liability will yield a varied result. Management will continue to monitor the Company's claim settlements closely in order to provide timely adjustments to this reserve when appropriate.

Written premium amounts reflected in the financial statements are as follows:

                                                   1996                1995
                                                   ----                ----
Direct Written Premiums                         $11,126,794         $11,212,664
Assumed Written Premiums                             66,763              38,017
Ceded Written Premiums                            5,127,816           5,452,422
                                                -----------         -----------
Net Written Premiums                            $ 6,065,741         $ 5,798,259
                                                -==========         ===========

Earned premium amounts reflected in the financial statements are as follows:

                                                   1996                1995
                                                   ----                ----
Direct Earned Premiums                          $11,442,307         $11,855,001
Assumed Earned Premiums                              94,122              21,467
Ceded Earned Premiums                             5,303,573           5,005,394
                                                -----------         -----------
Net Earned Premiums                             $ 6,232,856         $ 6,871,074
                                                ===========         ===========


Other ceded reinsurance amounts reflected in the financial statements are as follows:
                                                   1996                1995
                                                   ----                ----
Reinsurance commission                           $2,890,101          $1,794,336
Loss and loss adjustment expense reserves         4,828,761           4,703,238
Prepaid reinsurance premiums (ceded
           unearned premium)                     $2,549,932          $2,725,689

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------

D. Commitments and Contingent Liabilities, continued:
   -------------------------------------------------

Other
-----

The Company has an Employment Agreement with Mr. Schatz, dated March 26, 1991. The Agreement was recently renewed and will expire on February 28, 1998 unless further extended prior to such date. The Agreement provides for (i) a base salary of $175,000 per annum commencing in 1991 (subject to annual adjustments based on increases in the Consumer Price Index) and (ii) a profit sharing bonus calculated on a sliding scale between 4% and 6% of net after-tax profits of the Company before extraordinary items. Profit sharing bonuses are paid through a combination of Common Stock and cash. In the event that the Company terminates Mr. Schatz's employment without cause, the Agreement provides for severance compensation to him in the amount of one year's salary and up to one year related insurance benefits. Furthermore, under certain conditions following a change in control of the Company, Mr. Schatz may be entitled to a lump sum cash payment equal to 200% of his average annual compensation with the Company for the most recent five full years.

As of October 28, 1996 the Company entered into a letter agreement with Mr. Schatz, in which it agreed to pay him a special cash bonus of $60,000 in 1996, and cash bonuses of $33,997 per year in 1997 through 2006 (totaling $339,970). These annual cash bonuses will terminate if Mr. Schatz voluntarily terminates his employment other than for "Good Reason" as defined in his Employment Continuity Agreement (described below), or if the Company terminates his employment for "Good Cause" as defined in the Employment Continuity Agreement. In exchange for these payments, Mr. Schatz has agreed to release any and all claims he may have had for non-payments under his Employment Agreement for 1991 through October 1996. These arrangements are contingent on receipt during 1997 of shareholder approval for a nonstatutory stock option awarded to Mr. Schatz on October 28, 1996 for the purchase of up to 200,000 shares of NEIC Common Stock, at an exercise price equal to 100% of fair market value of the Common Stock as of such date of grant. At December 31, 1996 the Company has accrued $18,871 pursuant to the future cash bonus awards.

As of October 28, 1996 the Company entered into letter agreements with two other senior executives, Messrs. Libby and Koren. Among other things, these agreements provide for special one-time cash bonuses if Mr. Libby or Koren remain employed with the Company through September 30, 1997 or 1998, respectively, or if he terminates his employment for "Good Reason" prior to such date. At December 31, 1996 the Company has accrued $12,067 pursuant to the special one-time bonuses.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------

D. Commitments and Contingent Liabilities, continued:
   -------------------------------------------------

As of October 28, 1996 the Company entered into Employment Continuity Agreements with each of Messrs. Schatz, Libby, and Koren. These Agreements provide for special severance compensation if, within 12 months after a "Change in Control Event," the executive's employment terminates at the instigation of the Company (other than for "Good Cause") or at the instigation of the executive for "Good Reason." The maximum benefit payable under these Agreements is 300% (for Mr. Schatz) or 200% (for Mr. Libby or Koren) of the executive's annual base salary then in effect plus profit-sharing award for the prior year, subject however to a cap of 299% of the executive's "Base Amount" as defined in Section 280G of the Internal Revenue Code.

E. Statutory Surplus and Statutory Net Income:
   ------------------------------------------

The following tables reconcile statutory surplus and net income amounts reported under statutory accounting principles to those reported herein under GAAP at
December 31, 1996 and 1995 and for the years then ended.
                                                        As of December 31,
                                                        ------------------
                                                      1996              1995
                                                      ----              ----
Statutory surplus,
    as reported by the Company                     $6,738,116        $5,170,158

Reconciliation to GAAP basis:
     Deferred policy acquisition costs                398,595           312,223
     Provision for unauthorized reinsurance           128,600            96,800
     Deferred tax asset                             2,050,394                 0
     Excess of statutory reserve over
          statement reserves                           46,600            56,600
     Other non-admitted assets
          Data processing equipment                    95,715           145,072
          Other                                       308,031           304,267
          Premiums receivable                             849           185,928
     Adjustment for difference in
          valuation method for certain
          fixed maturities                            (52,717)          465,003
     GAAP basis reserves in lieu of
          provision for unauthorized
          and other statutorily non-
          admitted assets                            (389,222)         (315,000)
                                                   ----------        ----------

GAAP basis, surplus                                $9,324,961        $6,421,051
                                                   ==========        ==========


                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------


E. Statutory Surplus and Statutory Net Income, Continued:
   -----------------------------------------------------

                                                             year ended December 31,
                                                             -----------------------
                                                              1996             1995
                                                              ----             ----
Statutory net income                                      $  669,006       $ 593,805

Reconciliation to GAAP basis:
     Change in deferred policy acquisition costs              86,372        (146,184)
     Equity in loss on non insurance
         subsidiary                                           (8,540)         (5,313)
     GAAP basis reserves in lieu of
         provision for unauthorized
         and other statutorily
         non-admitted assets
             Statutory write down of uncollectible
               agent receivable written down
               in 1990 on a GAAP basis                       652,484               0
            Other                                           (115,017)        (45,000)
     Federal income tax adjustment                            40,797               0
     Deferred tax credit                                   2,050,394               0
     Write down of fixed maturity to
         realizable value on conversion to
         an equity security                                        0         351,010
                                                          ----------       ---------

GAAP basis, net income                                    $3,375,496       $ 748,318
                                                          ==========       =========


                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------

F. Investments:
   -----------

The amortized cost and fair value of investments in fixed maturities available for sale at December 31, 1996 were as follows:

                                                          Gross              Gross           Estimated
                                        Amortized       Unrealized        Unrealized            Fair
                                          Cost            Gains             Losses             Value
                                        ---------       ----------        ----------         ---------
U.S. Treasury Securities and
   Obligations of U.S.
   Government agencies                $ 6,762,224         $127,995         $ 65,249        $ 6,824,970
Public Utilities                        1,002,087                0           32,087            970,000
Corporate Securities                    6,740,013            4,253           87,629          6,656,637
                                      -----------         --------         --------        -----------
Total Fixed Maturities                $14,504,324         $132,248         $184,965        $14,451,607
                                      ===========         ========         ========        ===========


At December 31, 1996, equity securities available for sale had gross unrealized gains of $0 and gross unrealized losses of $58,760.

The investment concentration of corporate fixed maturities for each investment category which in the aggregate exceeds 10% of shareholders' equity at December
31,1996 is as follows:

                                     Estimated
                                       Fair
                                       Value              %
                                       -----              -
Category:
--------
    Bank & Finance                  $3,317,030           49.8
    Retail & Consumer                1,794,607           27.0
    Industrial                       1,545,000           23.2
                                    ----------          -----
                                    $6,656,637          100.0
                                    ==========          =====

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------


F. Investments, Continued:
   ----------------------

The amortized cost and estimated fair value of all fixed maturities available for sale at December 31, 1996 are shown below by contractual maturity. Actual dates for realization of such proceeds will differ from the contractual maturity date because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  Amortized          Estimated
                                                    Cost             Fair Value
                                                    ----             ----------
Due to Mature:
--------------
After one year through five years                 $ 8,918,898        $ 8,906,796
After five years through ten years                  1,378,111          1,342,644
After ten years through fifteen years               1,236,423          1,187,500
After fifteen years                                 2,970,892          3,014,667
                                                  -----------        -----------
                                                  $14,504,324        $14,451,607
                                                  ===========        ===========

Proceeds from sales of investments in fixed maturities during 1996 and 1995 were $7,514,127 and $3,448,993, respectively. During 1996 fixed maturities with par value of $1,200,000 matured. There were no maturities of fixed maturities in 1995. Gross gains of $70,066 and $12,246 and gross losses of $ 90,815 and $162,888 were realized on those sales in 1996 and 1995, respectively.

The Company maintains deposits with various states in which the Company is licensed. These deposits are subject to certain regulatory restrictions. The aggregate amortized cost of such investments was $3,777,375 at December 31, 1996.

The estimated fair value of the Company's investment portfolio is based on market values as at the balance sheet date. The majority of the Company's investment portfolio is sensitive to movement in the interest rate regulated by the Federal Reserve. Generally, an increase in the interest rate by the Federal Reserve would result in a lower market value and a decline in the rate should result in a higher market value for the Company's investment portfolio. The value of these assets is adjusted according to the market conditions as of the balance sheet date.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------

F. Investments, Continued:
   ----------------------

Realized capital gains (losses) for the years ended December 31, 1996 and 1995 consisted of the following:

                                                         1996           1995
                                                         ----           ----
Fixed maturities                                       $(20,749)      $(150,642)
Write down value of mortgage note
   receivable, net to fair value of collateral                0         (67,214)
Gain on mortgage note repayment                          78,015
Other                                                       351          (7,870)
                                                       --------       ---------

 Total                                                 $ 57,617       $(225,726)
                                                       ========       =========

The change in unrealized appreciation (depreciation) on fixed maturities and equity securities was as follows:

                                                          1996           1995
                                                          ----           ----
Fixed maturities                                       $(479,985)    $2,463,527
Equity securities                                         (8,545)        10,334
                                                       ---------     ----------
                    Total                              $(488,530)    $2,473,861
                                                       =========     ==========


Net investment income for the years ended December 31, 1996 and 1995 consisted of the following:

                                                          1996           1995
                                                          ----           ----
Interest on fixed maturities                          $1,175,135     $1,439,014
Interest on short-term investments                       124,679         76,235
Interest on mortgage note receivable                           0          5,133
Interest on agency loan                                    7,085              0
Rental income, investment property                        17,850         24,600
Dividends on equity securities                               451            451
Amortization of bond premium, net                        (80,491)       (77,576)
Miscellaneous                                                666         11,801
                                                      ----------     ----------
   Total investment income                             1,245,375      1,479,658

Investment expenses                                      203,613        181,057
                                                      ----------     ----------

      Net investment income                           $1,041,762     $1,298,601
                                                      ==========     ==========


Investment expense in 1996 and 1995 includes $2,371 and $10,676, respectively, of interest expense due reinsurers on funds withheld.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------


G. Property and Equipment:
   ----------------------

Property and equipment, which are stated at cost, consist of the following as of December 31, 1996:

                                                                       Estimated
                                                                         Useful
                                                   Amount                 Life
                                                   ------                 ----
Leasehold Improvements                         $   92,283              10 years
Equipment, furniture and
     fixtures and automobiles                     379,914               5 years
Computer software & hardware                      614,917             3-5 years
                                               ----------
                                                1,087,114
Less accumulated
     depreciation and amortization                614,109
                                               ----------
                                               $  473,005
                                               ==========

Depreciation and amortization expense for the years ended December 31, 1996 and 1995 was $190,489 and $123,745, respectively.

The unamortized value of computer software was $108,690 and $110,679 for the years ended December 31, 1996 and 1995, respectively. Depreciation expense of computer software was $35,948 and $820 for the years ended December 31, 1996 and 1995, respectively. During 1996, $1,989 of previously capitalized software was written off.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                              --------------------


H. Reserve for losses and loss adjustment expenses:
   ------------------------------------------------

The following table provides a reconciliation of the changes in loss and loss adjustment expense reserves, after deducting amounts recoverable from reinsurers for 1996 and 1995.

                   Reconciliation of Liability for Losses and
                            Loss Adjustment Expenses
                            ------------------------

                                                                  1996              1995
                                                                  ----              ----
Reserves for losses and LAE:
   Beginning of year                                           $19,006,725       $21,517,289
Amounts recoverable from reinsurers
    on unpaid losses                                             4,703,238         4,045,132
                                                               -----------       -----------
Beginning of year, net                                          14,303,487        17,472,157
   Add:
     Provision for losses and LAE for claims arising in:
         Current year                                            5,823,867         6,119,285
         Prior years                                            (2,318,480)       (2,132,320)
   Less:
     Losses and LAE paid on claims arising in:
         Current year                                            3,826,876         3,312,336
         Prior years                                             3,605,175         3,843,299
                                                               -----------       -----------

   End of year, net                                             10,376,823        14,303,487
Amounts recoverable from reinsurers
    on unpaid losses                                             4,828,760         4,703,238
                                                               -----------       -----------
Losses and loss adjustment expenses
        per Consolidated Balance Sheet                         $15,205,583       $19,006,725
                                                               ===========       ===========

Reserves for losses and loss adjustment expenses represent estimates of the ultimate cost of all unpaid losses and loss adjustment expenses incurred through to the balance sheet date. These estimates are reviewed on a quarterly basis and as experience develops and new information becomes known, they are adjusted as necessary and are reflected in current operating results.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                             -----------------------

H. Reserve for losses and loss adjustment expenses, Continued:
   -----------------------------------------------------------

For the years ending December 31, 1996 and 1995 the actuarial estimate indicated that the prior year reserve for losses and loss adjustment expenses were redundant by $2,318,480 and $2,132,320 respectively.

I. Dividend Restriction:
   ---------------------

Under Maine Law, dividends may only be paid from available and accumulated surplus funds which have been derived from net operating income and net realized capital gains. At the present time the Company has a deficit in accumulated surplus and does not expect to be in a position to pay dividends in the foreseeable future. The Company has never paid a dividend.

J. Legal Proceedings:
   ------------------

THE OFFICIAL COMMITTEE OF UNSECURED CREDITORS OF AMERICAN MOTOR CLUB, INC. V. BERNARD GERSHUNY, ET AL. (U.S. District Court for the Eastern District of New York, 1992). This is an action brought by a committee of unsecured creditors (the "Committee") previously appointed in the Chapter 11 bankruptcy proceeding of American Motor Club, Inc. ("AMC"). The Committee alleges that Bernard Gershuny, First National Life and Casualty, Nicholas Neu, and others improperly used AMC's funds to acquire NEIC stock. (Mr. Gershuny is the subject of a 1987 order of the Maine Bureau of Insurance prohibiting him from exercising voting control over 810,000 shares of common stock owned by him, and requiring him to hold the shares in a non-voting trust. First National Life and Casualty was the record owner of an additional 215,000 shares of NEIC common stock.) The Committee seeks recovery of the value of the allegedly diverted funds and/or to impose a constructive trust on the relevant North East shares. The complaint states that North East and the trustee of the Gershuny non-voting trust are "nominal" defendants to the action. The Committee does not seek any monetary damages from NEIC. Mr. Gershuny, Mr. Neu, and other defendants have asserted various cross-claims in connection with this action. With respect to North East, these include a claim that NEIC breached contractual commitments to provide automobile insurance coverage to certain AMC members. The claimants seek an unspecified amount of damages from North East, believed to exceed $1 million; the claimants also seek recovery of $100,000 allegedly paid by AMC to North East. NEIC has denied these claims and believes that it has valid defenses to these claims. An additional defendant (Mr. Ford) has alleged that various persons, including the Company and Mr. Gershuny's counsel, have committed abuse of process, the "tort of outrage", and violations of the Federal Racketeer Influenced and Corrupt Organizations Act. Mr. Ford is a convicted felon who filed this pleading from prison on a pro se basis. NEIC believes Mr. Ford's claims

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                             -----------------------

J. Legal Proceedings, Continued:
   -----------------------------

to be frivolous. Over the past four years, certain settlement arrangements have been tentatively entered into, with approval from the court. All such arrangements have been contingent, however, on the sale of NEIC stock by the Gershuny non-voting trust, with the proceeds to be allocated as set forth in a settlement order of the court. These settlement arrangements had also received approval from another court in a pending criminal case entitled UNITED STATES V. BERNARD GERSHUNY (U.S. District Court for the Southern District of New York,
1992). Proceeds from the sale of Mr. Gershuny's shares were to be applied, first, to pay $500,000 toward a restitution fund established in connection with the criminal case; next, to pay $70,000 in legal fees of Mr. Gershuny's former counsel; and then any remaining funds would be paid to the Creditors Committee in the AMC litigation.

In May 1996 Mr. Gershuny entered into a Purchase Agreement to sell his shares to an investor group acting through Ballantrae Partners, L.L.C., a Delaware limited liability company. The Purchase Agreement was subject to numerous conditions, including a requirement that Ballantrae obtain requisite regulatory approvals from Maine and New York insurance regulators. In January 1997 Mr. Gershuny consummated the sale of his shares to Ballantrae. The proceeds from this sale (net of certain expenses withheld by the purchaser) amounted to $568,750, which amount was placed in escrow. These funds (together with any interest earned thereon) were recently distributed from escrow, pursuant to orders dated March 11 and 21, 1997 of the court in the criminal case. The Committee received approximately $50,000 of proceeds. Such amount is far less than the claims against Mr. Gershuny in the AMC litigation, and to the Company's knowledge that case remains open.

In connection with the closing of its purchase of Mr. Gershuny's shares, Ballantrae agreed to indemnify the Company and its transfer agent against any liability, expense, or claim arising in connection with a certain prior lien against the shares. This lien was previously assigned to the Committee, and appears to have been waived or become moot.

Except for the foregoing matter, and other than ordinary routine litigation incidental to the business, there are no material legal proceedings pending with regard to NEIC or its wholly-owned subsidiary ACIC.

                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                             -----------------------

K. Leases:
   ------

The Company has various operating leases, including the lease of its home office building, required in the day to day operations of the Company. Lease payments under these agreements were not material, except for the home office lease which expires December 31, 2000 at an annual cost of $131,203 for 1996, increasing gradually to $144,823 for the year ending December 31, 2000. The expense incurred for rent and rent related items for the years ended December 31, 1996 and 1995 was $186,112 and $176,920, respectively.

The following table is a schedule of future minimum lease payments:

                                        Lease Payment
                                        -------------
Year 1997                                 $134,483
Year 1998                                  137,845
Year 1999                                  141,291
Year 2000                                  144,823



ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

This item, except for certain information pertaining to executive officers included in Part I, is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held in June 1997.

ITEM 10 - EXECUTIVE COMPENSATION

This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held in June 1997.

ITEM  11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND CHANGES IN CONTROL

This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held in June 1997.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held in June 1997.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     3.1 Certificate of Organization, as amended to date, is incorporated herein by reference to Exhibits 3.1 through 3.13 to NEIC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

     3.2 Bylaws of North East Insurance Company, incorporated herein by reference to Exhibit 3.2 to NEIC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

     4.1 Instruments Defining the Rights of Security Holders: see Exhibits 3.1 and 3.2 hereof.

     10.1 Lease, dated August 14, 1990, of North East's home office, incorporated herein by reference to Exhibit 10.1 to NEIC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

     10.2 Standstill Agreement, dated August 22, 1996, between the Company and Ballantrae Partners, L.L.C., incorporated herein by reference to
          Exhibit 99.1 to NEIC's Form 8-K report filed August 28, 1996.

     NOTE: Compensatory plans and arrangements and management contracts are filed as Exhibits 10.3 through 10.9 below.

     10.3 Employment Agreement dated March 26, 1991 between North East and Robert G. Schatz, incorporated herein by reference to Exhibit 10.3 to NEIC's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

     10.4 Letter Agreement dated October 28, 1996 between the Company and Robert
          G. Schatz, regarding bonus compensation arrangements.

     10.5 Letter Agreement dated October 28, 1996 between the Company and Ronald
          A. Libby, regarding terms of employment.

     10.6 Letter Agreement dated October 28, 1996 between the Company and Samuel
          M. Koren, regarding terms of employment.

     10.7 Employment Continuity Agreement dated as of October 28, 1996 between the Company and Robert G. Schatz.

     10.8 Employment Continuity Agreement dated as of October 28, 1996 between the Company and Ronald A. Libby

     10.9 Employment Continuity Agreement dated as of October 28, 1996 between the Company and Samuel M. Koren.

     21   A list of subsidiaries of North East is incorporated by reference to
          Exhibit 21 to NEIC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

     27   Financial Data Schedule.

     28   Information from Reports Furnished to State Insurance Regulatory
          Authorities: Schedule P for NEIC and its subsidiary, American Colonial Insurance Company, are filed herewith under cover of Form SE.

     (b) Reports on Form 8-K -The Company filed a report on Form 8-K on October 23, 1996, announcing its decision to terminate a previously announced private placement of Common Stock. The Company also filed a report on Form 8-K on January 22, 1997 (and an amendment thereto on the following day), announcing consummation by Ballantrae Partners, L.L.C. of the purchase of a block of stock from Bernard D. Gershuny, representing approximately 27% of the Company's outstanding Common Stock.

                                   SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 24, 1997                        NORTH EAST INSURANCE COMPANY


                                            By: /s/ Robert G. Schatz
                                                -------------------------------
                                                    Robert G. Schatz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                                  Date
---------                            -----                                  ----

                                     President, Chief Executive
/s/  Robert G. Schatz                Officer and Director                   March 24, 1997
---------------------------------
Robert G. Schatz
                                     Treasurer and Chief
/s/  Graham S. Payne                 Financial Officer                      March 24, 1997
---------------------------------
Graham S. Payne

/s/  Edward B. Batal                 Director                               March 27, 1997
---------------------------------
Edward B. Batal

/s/  David D. Chase                  Director                               March 21, 1997
---------------------------------
David D. Chase

/s/  Terence P. Cummings             Director                               March 26, 1997
---------------------------------
Terence P. Cummings

/s/  Edward L. Dilworth, Jr.         Director                               March 21, 1997
---------------------------------
Edward L. Dilworth, Jr.

/s/  Andrew Greenbaum                Director                               March 21, 1997
---------------------------------
Andrew "NMN" Greenbaum

/s/  Robert A. Hancock               Director                               March 24, 1997
---------------------------------
Robert A. Hancock

/s/  Deborah L. Harmon               Director                               March 26, 1997
---------------------------------
Deborah L. Harmon

/s/  Wilson G. Hess                  Director                               March 21, 1997
---------------------------------
Wilson G. Hess

/s/  Joseph M. Hochadel              Director                               March 23, 1997
---------------------------------
Joseph M. Hochadel

/s/  Jonathan S. Kern                Director                               March 21, 1997
---------------------------------
Jonathan S. Kern

/s/  Bruce H. Suter                  Director                               March 21, 1997
---------------------------------
Bruce H. Suter


                  NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                         INDEX TO CONSOLIDATED EXHIBITS

                                                                            PAGE(S)
                                                                            -------
Exhibit No.
-----------

  10.4     Letter Agreement dated October 28, 1996 between the Company
           and Robert G. Schatz, regarding bonus compensation arrangements.     54

  10.5     Letter Agreement dated October 28, 1996 between the Company
           and Ronald A. Libby, regarding terms of employment.                  56

  10.6     Letter Agreement dated October 28, 1996 between the Company
           and Samuel M. Koren, regarding terms of employment.                  58

  10.7     Employment Continuity Agreement dated as of October 28, 1996
           between the Company and Robert G. Schatz                             60

  10.8     Employment Continuity Agreement dated as of October 28, 1996
           between the Company and Ronald A. Libby                              66

  10.9     Employment Continuity Agreement dated as of October 28, 1996
           between the Company and Samuel M. Koren.                             71

  27       Financial Data Schedule                                              76
