Form 10QSB
period 1997-03-31
NORTH EAST INSURANCE CO
filed 1997-05-15
CIK 352162

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                Form 10 - QSB

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from             to
                                               -----------    --------------

                         Commission File No. 0-11184

                        NORTH EAST INSURANCE COMPANY
         (Name of small business issuer as specified in its charter)

                   Maine                              01-0278387
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

As of May 12, 1997 there were 3,002,375 outstanding shares of Common Stock, $1.00 par value, the only authorized class of the issuer.

Transitional Small Business Disclosure Format: Yes [   ]  No [ X ]



                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

INDEX
-----

Part I - Financial Information

      Item 1.  Financial Statements

         Consolidated Balance Sheet
         As of March 31, 1997                                    3

         Consolidated Statements of Operations for the
         Three Months Ended March 31,1997 and 1996               4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31,1997 and 1996               5

         Notes to Consolidated Financial Statements              7

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations           8

Part II - Other Information

      Item 5.  Other Information                                 10

      Item 6.  Exhibits and Reports on Form 8-K                  10

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

Item 1. Financial Statements


                         Consolidated Balance Sheet
                            as of March 31, 1997
ASSETS                                                            1997
                                                                 ------
  Investments:
    Fixed maturities available for sale, at
     fair value (amortized cost $15,494,967 )                  $15,130,280
    Investment property, at cost less
     accumulated depreciation of $46,291                            63,709
    Equity securities available for sale,
     fair value (cost $154,970 )                                    90,508
    Short-term investments                                       2,214,246
                                                               -----------
      Total investments                                         17,498,743
  Reinsurance (loss and loss adjustment expense
   reserves and paid recoverables)                               5,078,001
  Premium balances receivable                                    3,947,141
  Deferred policy acquisition costs                                511,834
  Cash                                                             220,320
  Prepaid reinsurance premiums (ceded unearned premium)          1,755,820
  Investment income due and accrued                                247,442
  Property and equipment, net of accumulated depreciation          498,114
  Deferred tax asset                                             2,107,847
  Prepaid federal income tax                                         9,242
  Other assets                                                     198,201
                                                               -----------
      Total Assets                                             $32,072,705
                                                               ===========

LIABILITIES
  Losses and loss adjustment expenses                          $15,057,731
  Unearned premiums                                              5,821,225
  Ceded reinsurance balances payable                               840,796
  Reserve for unpaid expenses                                    1,097,888
  Book overdraft                                                   411,698
  Other liabilities                                                 55,710
                                                               -----------
      Total Liabilities                                         23,285,048

SHAREHOLDERS' EQUITY
  Common stock $1.00 par value,
   authorized 6,000,000 shares, issued
   and outstanding 3,002,375 shares                              3,002,375
  Additional paid-in capital                                     6,348,039
  Unrealized depreciation of investments                          (428,649)
  Accumulated deficit                                             (134,108)
                                                               -----------
      Total Shareholders' Equity                                 8,787,657
                                                               -----------
        Total Liabilities and Shareholders' Equity             $32,072,705
                                                               ===========

The accompanying notes are an integral part of the consolidated financial statements.


                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Operations
                    for the Three Months ended March 31,

                                                  1997          1996
                                               ------------------------
Revenues:
  Premiums earned                              $2,756,797    $2,798,108
  Premiums ceded                                  665,447       892,729
                                               ----------    ----------
    Net premiums earned                         2,091,350     1,905,379
  Net investment income                           138,188       281,206
  Realized capital gains                           82,424        79,140
                                               ----------    ----------
    Total revenues                              2,311,962     2,265,725
Expenses:
  Losses and loss adjustment expenses           2,116,098     2,264,961
  Reinsurance recoveries                         (364,946)     (611,556)
    Net losses and loss adjustment expenses     1,751,152     1,653,405
  Underwriting expenses incurred                  838,395       594,048
                                               ----------    ----------
    Total expenses                              2,589,547     2,247,453
                                               ----------    ----------

Income (loss) before provision for
 income taxes                                    (277,585)       18,272

Provision (credit) for income taxes               (57,453)          365

Net income (loss)                              $ (220,132)   $   17,907
                                               ==========    ==========

Earnings per common share:
  Net income (loss)                            $    (0.07)   $     0.01
                                               ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.


                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                    Consolidated Statements of Cash Flows
                    for the Three Months ended March 31,

                                                           1997      1996
                                                       -------------------------

Cash flow from operating activities:
  Insurance premium received                           $2,609,858    $2,394,714
  Loss and loss adjustment expenses paid               (2,068,973)   (2,846,656)
  Operating expenses paid                                (862,053)     (906,832)
  Investment income received                              175,097       324,424
                                                       ----------    ----------
    Net cash used in operating activities                (146,071)   (1,034,350)
                                                       ----------    ----------

Cash flows from investing activities:
  Fixed maturities available for sale, sold               946,747       600,000
  Fixed maturities available for sale, purchased       (1,568,400)     (204,559)
  Proceeds from mortgage note                                   0       459,140
  Purchase of furniture, fixtures and equipment           (71,218)      (16,732)
                                                       ----------    ----------
    Net cash provided (used) in investing activities     (692,871)      837,849
                                                       ----------    ----------

  Net decrease in cash, book overdraft
   and short-term investments                            (838,942)     (196,501)
Cash, book overdraft and short-term
 investments at beginning of year                       2,861,810     1,722,100
                                                       ----------    ----------
Cash, book overdraft and short-term
 investments at end of period                          $2,022,868    $1,525,599
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


                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                 Consolidated Reconciliation of Cash Used In
                  Operating Activities to Net Income (Loss)
                    for the Three Months ended March 31,

                                                     1997         1996
                                                  ------------------------

Net income (loss)                                 $(220,132)   $    17,907

Decrease (increase) in net premium and ceded
 reinsurance balances                              (549,796)       995,665
Increase (decrease) in unearned
 premium reserve                                    898,335       (474,402)
Increase (decrease) in loss and loss adjustment
 expense reserve                                   (147,852)    (1,225,179)
Decrease in investment income
 due and accrued                                     36,909         43,218
Decrease (increase) in deferred tax asset           (57,453)             0
Decrease (increase) in deferred policy
 acquisition costs                                 (113,239)         4,494
Increase (decrease) in expense accruals              21,889       (389,590)
Amortization of bond premium, net                    20,208         19,048
Depreciation and amortization expense                47,484         53,629
Gain on investment activities                       (82,424)       (79,140)
                                                  ---------    -----------
Net cash used in operating activities             $(146,071)   $(1,034,350)
                                                  =========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

1. The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Registrant believes that the disclosures which are made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-KSB. In Management's opinion, the attached interim financial statements reflect all adjustments (consisting only of normally recurring adjustments) which are necessary for a fair presentation of results of operations and financial position for the periods presented.

2. In June 1996 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities") which provides standards whereby an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, de-recognizes financial assets when control has been surrendered, and de-recognizes liabilities when extinguished. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The effect of adopting the provisions of FAS No. 125 did not have a material effect on the Company's consolidated results of operations or financial position.

In March 1997 the FASB issued FAS No. 128 ("Earnings Per Share") which provides for a "basic" earnings per share computation based upon the weighted-average shares outstanding. The new standard requires a dual presentation of basic and diluted earnings per share. The effect of adopting the provisions of FAS No. 128 did not have a material effect on the Company's per share earnings.

In March 1997 the FASB also issued FAS No. 129 ("Disclosures of Information About Capital Structure"). The effect of adopting the provision of FAS No. 129 did not result in significant disclosure due in part to the simplified nature of the Company's capital structure.

3. North East Insurance Company owns 100% of American Colonial Insurance Company and North Atlantic Underwriters, Inc. whose results are consolidated herein.

4. Earnings per share are computed using the weighted average method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1997

During the first quarter of 1997 the Company, based on its most recent historic operating results, was able to reduce the cost of its excess of loss reinsurance protection by over 50% of the amount previously charged. Further as a result of improved results of operations for the year ended December 31, 1996 and the related increase in capital (shareholders' equity) the Company decided to terminate its quota share reinsurance on a run off basis effective January 1, 1997. The effect of these reinsurance changes are reflected in our first quarter results of operations.

Net premiums written amounted to $2,989,684 for the three months ended March 31, 1997 compared with $1,430,978 for the three months ended March 31, 1996. Net premiums earned for the three months ended March 31, 1997 and 1996 amounted to $2,091,350 and $1,905,379, respectively.

Loss and loss adjustment expenses represented 83.7 % and 86.8% of net premium earned for the three months ended March 31, 1997 and 1996, respectively. The high loss ratio is the result of the severe weather conditions experienced in both the first quarter of 1997 and 1996.

Underwriting expenses incurred represented 28.0% and 41.5% of net premiums written for the three months ended March 31, 1997 and 1996, respectively.

Total return from investment activities amounted to $220,612 for the three months ended March 31, 1997 compared with $360,346 for the three months ended March 31, 1996. The return on invested assets, based on amortized cost, net of allocated expenses was 5.0% for the three months ended March 31, 1997 compared with 5.5% for the three months ended March 31, 1996.

Net loss for the three months ended March 31, 1997 amounted to $220,132 or $0.07 per share compared with net income of $17,907 or $0.01 per share for the three months ended March 31, 1996.

Shareholders' equity at March 31, 1997 amounted to $8,787,657 or $2.93 per share compared with $9,324,961 or $3.11 per share at December 31, 1996. The decline in shareholders' equity is attributable to a decline in the market value of the company's' fixed maturities available for sale and the previously mentioned net loss of $220,132. The decline in market value resulted in a charge to surplus of $317,172 for the three months ended March 31, 1997.

Liquidity and Capital Resources

Cash used in operating activities amounted to $146,071 for the three months ended March 31, 1997 compared with $1,034,350 for the three months ended March 31, 1996. The decrease in cash used in operating activities is a direct result of the reinsurance restructuring previously mentioned. Cash used by investing activities amounted to $692,871 for the three months ended March 31, 1997 compared with cash provided by investing activities of $837,849 for the three months ended March 31,1996.

The fair value of the Company's fixed maturities available for sale was $364,687 less than the amortized cost at March 31,1997 compared with $52,717 less than amortized cost at December 31,1996.

The Company maintains short term investments to provide a cash resource should the demands from operations exceed incoming cash flow. Short term investments amounted to $2,214,246 at March 31, 1997 compared with $2,868,875 at December 31, 1996. The Company believes that this level is sufficient to meet any unanticipated cash demands.

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                                   PART II

Item 5. Other Information

As previously announced, A.M. Best Company has upgraded the Registrant to a "B-" rating. For many years, the Registrant carried a "D" rating from A.M. Best. The Registrant had previously announced its intention to seek an improved rating on the basis of a significant improvement in its financial condition and resolution of uncertainties surrounding sale of a large block of the Registrant's common stock formerly held in a non-voting trust.

Item 6. Exhibits and Reports on Form 8-K

      a) Exhibits
         27  Financial Data Schedules

      b) Reports on Form 8-K
         The Company filed a report on Form 8-K on May 5, 1997, announcing the upgrade in its A.M. Best rating.

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTH EAST INSURANCE COMPANY

Date:  May 13, 1997               By   /s/ Robert G. Schatz
                                       President and Chief Executive Officer

Date:  May 13, 1997               By   /s/ Graham S. Payne
                                       Treasurer and Chief Financial Officer

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                                 FORM 10-QSB

                                EXHIBIT INDEX


Exhibit
 Number        Description                  Page
------------------------------------------------
  27           Financial Data Schedules      13