Form 10QSB
period 1997-06-30
NORTH EAST INSURANCE CO
filed 1997-08-14
CIK 352162

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                Form 10 - QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended June 30, 1997

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

As of August 13, 1997 there were 3,046,842 outstanding shares of Common Stock, $1.00 par value, the only authorized class of the issuer.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                        NORTH EAST INSURANCE COMPANY
                              AND SUBSIDIARIES

                                    INDEX

Part I -  Financial Information

          Item 1 -    Financial Statements

                      Consolidated Balance Sheet June 30, 1997             3

                      Consolidated Statements of Operations
                       Six Months Ended June 30, 1997 and 1996             4

                      Consolidated Statements of Operations
                       Three Months Ended June 30, 1997 and 1996           5

                      Consolidated Statements of Cash Flows for the
                       Six Months Ended June 30, 1997 and 1996             6

                      Notes to Consolidated Financial Statements           8

          Item 2 -    Management's Discussion and Analysis of the
                       Financial Condition and Results of Operations       9

Part II - Other Information

          Item 5 -    Other Information                                   11

          Item 6 -    Exhibits and Reports on Form 8-K                    12

                North East Insurance Company and Subsidiaries

Item 1. FINANCIAL INFORMATION
-----------------------------

                         Consolidated Balance Sheet
                             as of June 30, 1997

ASSETS                                                            1997
                                                                  ----
  Investments:
    Fixed maturities available for sale, at
     fair value (amortized cost $14,979,571)                  $14,871,356
    Investment property, at cost less
     accumulated depreciation of $47,666                           62,334
    Equity securities available for sale,
     at fair value (cost $154,970)                                 90,168
    Short-term investments                                      1,586,837
                                                              -----------
      Total investments                                        16,610,695
  Reinsurance (loss and loss adjustment expense
   reserves and paid recoverables)                              5,884,556
  Premium balances receivable                                   4,397,443
Deferred policy acquisition costs                                 775,821
  Cash                                                             21,502
  Prepaid reinsurance premiums (ceded unearned premium)           736,412
  Investment income due and accrued                               246,437
  Property and equipment, net of accumulated depreciation         450,332
  Deferred tax asset                                            2,036,126
  Prepaid federal income tax                                        9,242
  Other assets                                                    259,803
                                                              -----------
      Total Assets                                            $31,428,369
                                                              ===========

LIABILITIES
  Losses and loss adjustment expenses                         $14,232,995
  Unearned premiums                                             6,277,989
  Ceded reinsurance balances payable                              847,760
  Reserve for unpaid expenses                                     547,330
  Book overdraft                                                   34,930
  Other liabilities                                                46,221
                                                              -----------
      Total Liabilities                                        21,987,225

SHAREHOLDERS' EQUITY
  Common stock $1.00 par value,
   authorized 6,000,000 shares, issued
   and outstanding 3,046,842 shares                             3,046,842
  Additional paid-in capital                                    6,403,621
  Unrealized depreciation of investment                          (173,017)
  Accumulated retained earnings                                   163,698
                                                              -----------
      Total Shareholders' Equity                                9,441,144
                                                              -----------
      Total Liabilities and Shareholders' Equity              $31,428,369
                                                              ===========


The accompanying notes are an integral part of the consolidated financial statements.

                North East Insurance Company and Subsidiaries
                    Consolidated Statements of Operations
                      for the Six Months ended June 30


                                                    1997          1996
                                                 ------------------------
Revenues:
  Premiums earned                                $5,668,596    $5,678,757
  Premiums ceded                                  1,840,812     2,221,089
                                                 ------------------------
    Net premiums earned                           3,827,784     3,457,668
  Net investment income                             381,534       518,260
  Realized capital gains                             79,312        70,730
                                                 ------------------------

    Total revenues                                4,288,630     4,046,658
Expenses:
  Losses and loss adjustment expenses             3,994,508     3,676,300
  Reinsurance recoveries                           (980,741)   (1,219,094)
                                                 ------------------------
    Net losses and loss adjustment expenses       3,013,767     2,457,206
  Underwriting expenses incurred                  1,182,921     1,255,299
                                                 ------------------------
    Total expenses                                4,196,688     3,712,505
                                                 ------------------------
Income before provision for income taxes             91,942       334,153

Provision for income taxes, net of $106,929
 tax benefit from loss carryforward for 1996         14,268         6,683
                                                 ------------------------

Net income                                       $   77,674    $  327,470
                                                 ========================

Earnings per common share:
  Net income                                     $     0.03    $     0.11
                                                 ========================


The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company and Subsidiaries
                    Consolidated Statements of Operations
                     for the Three Months ended June 30


                                                    1997          1996
                                                 ------------------------
Revenues:
  Premiums earned                                $2,911,799    $2,880,649
  Premiums ceded                                  1,175,365     1,328,360
                                                 ------------------------
    Net premiums earned                           1,736,434     1,552,289
  Net investment income                             243,346       237,054
  Realized capital losses                            (3,112)       (8,410)
                                                 ------------------------
    Total revenues                                1,976,668     1,780,933
Expenses:
  Losses and loss adjustment expenses             1,878,410     1,411,339
  Reinsurance recoveries                           (615,795)     (607,538)
                                                 ------------------------
    Net losses and loss adjustment expenses       1,262,615       803,801
  Underwriting expenses incurred                    344,526       661,251
                                                 ------------------------
    Total expenses                                1,607,141     1,465,052
                                                 ------------------------
Income before provision for income taxes            369,527       315,881

Provision for income taxes, net of $101,082
 tax benefit from loss carryforward for 1996         71,721         6,318
                                                 ------------------------

Net income                                       $  297,808    $  309,563
                                                 ========================

Earnings per common share:
  Net income                                     $     0.10    $     0.10
                                                 ========================

The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company And Subsidiaries
                    Consolidated Statements of Cash Flows
                      for the Six Months ended June 30


                                                       1997            1996
                                                    --------------------------

Cash flow from operating activities:
  Insurance premium received                        $5,379,126      $3,214,068
  Loss and loss adjustment expenses paid            (4,962,879)     (4,082,423)
  Operating expenses paid                           (2,032,904)     (1,300,518)
  Investment income received                           419,448         590,698
                                                    --------------------------
    Net cash used in operating activities           (1,197,209)     (1,578,175)
                                                    --------------------------

Cash flows from investing activities:
  Fixed maturities available for sale, sold          1,731,194      3,829,782
  Fixed maturities available for sale, purchased    (1,850,675)    (2,339,671)
  Proceeds from mortgage note                                0        459,139
  Proceeds from issuance of common stock               100,049         16,944
  Purchase of furniture, fixtures and
   equipment, net                                      (71,760)       (50,592)
                                                    -------------------------
    Net cash provided (used)
     in investing activities                           (91,192)     1,915,602
                                                    -------------------------

  Net increase (decrease) in cash, book
   overdraft and short-term investments             (1,288,401)       337,427
Cash, book overdraft and short-term
 investments at beginning of year                    2,861,810      1,722,100
                                                    -------------------------
Cash, book overdraft and short-term
 investments at end of period                       $1,573,409     $2,059,527
                                                    =========================

The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company And Subsidiaries
                 Consolidated Reconciliation of Cash Used In
                     Operating Activities to Net Income
                      for the Six Months ended June 30



                                               1997           1996
                                           --------------------------

Net income                                 $    77,674    $   327,470

Decrease (increase) in net premium
 and ceded reinsurance balances             (1,799,689)       590,145
Increase (decrease) in unearned
 premium reserve                             2,374,507        (60,006)
Decrease in loss and loss adjustment
 expense reserve                              (972,588)    (2,398,956)
Decrease in investment income
 due and accrued                                37,914         72,438
Decrease (increase) in deferred policy
 acquisition costs                            (377,226)        66,660
Decrease in deferred tax asset                  14,268              0
Decrease in federal income tax payable               0         (7,817)
Decrease in expense accruals                  (609,910)      (241,292)
Amortization of bond premium, net               40,337         39,080
Depreciation and amortization expense           97,183        104,833
Loss (gain) on investment activities           (79,679)         8,409
Write down of mortgage note in default               0        (79,139)
                                           --------------------------
Net cash used in operating activities      $(1,197,209)   $(1,578,175)
                                           ==========================

The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company and Subsidiaries
                 Notes to Consolidated Financial Statements

JUNE 30, 1997

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

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 1997
------------------------------

Net premiums written amounted to $6,202,291 for the six months ended June 30, 1997 compared with $3,397,662 for the six months ended June 30, 1996. Net premiums earned for the six months ended June 30, 1997 and 1996 amounted to $3,827,784 and $3,457,668, respectively. The increase in net premiums written reflects the decision to cancel the 35% quota share treaty effective January 1, 1997 on a runoff basis.

Loss and loss adjustment expenses represented 78.7% and 71.1% of net premium earned for the six months ended June 30, 1997 and 1996, respectively. The loss ratios reflect very favorable loss experience in the second quarter of 1996 compared with normal results experienced in 1997.

Underwriting expenses incurred represented 19.1% and 36.9% of net premiums written for the six months ended June 30, 1997 and 1996, respectively. The improvement in 1997 is directly attributable to favorable loss experience of the quota share reinsurance program, now in runoff. Expense sharing for this treaty is experience rated with favorable development providing increased expense sharing on the ceded earned premium.

Total return from investment activities amounted to $460,846 for the six months ended June 30, 1997 compared with $588,990 for the six months ended June 30, 1996. The return on invested assets, based on amortized cost, net of allocated expenses was 5.4% for the six months ended June 30, 1997 compared with 5.9% for the six months ended June 30, 1996.

Net income for the six months ended June 30, 1997 amounted to $77,674 or $0.03 per share compared with $327,470 or $0.11 per share for the six months ended June 30, 1996.

Shareholders' equity at June 30, 1997 amounted to $9,441,144 or $3.10 per share compared with $9,324,961 or $3.11 per share at December 31, 1996. The decline in market value of the Company's fixed maturities available for sale resulted in a charge to surplus of $55,498 or $0.02 per share for the six months ended June 30, 1997.

Three Months Ended June 30, 1997
--------------------------------

Net premiums written amounted to $3,212,607 for the three months ended June 30, 1997 compared with $1,966,684 for the three months ended June 30, 1996. Net premiums earned for the three months ended June 30, 1997 and 1996 amounted to $1,736,434 and $1,552,289, respectively.

Loss and loss adjustment expenses represented 72.7% and 51.8% of net premium earned for the three months ended June 30, 1997 and 1996, respectively. As previously stated, the loss ratios are the result of very favorable loss experience in the second quarter of 1996 compared with normal experience in 1997.

Underwriting expenses incurred amounted to $344,526 for the three months ended June 30, 1997 compared with $661,251 for the three months ended June 30, 1996. Expenses for 1997 benefited from the increased expense recovery from the quota share reinsurance, previously discussed.

Net income for the three months ended June 30, 1997 amounted to $297,808 or $0.10 per share compared with $309,563 or $0.10 per share for the three months ended June 30, 1996.

Shareholders' equity at June 30, 1997 amounted to $9,441,144 or $3.10 per share compared with $8,787,657 or $2.93 per share at March 31, 1997.

Liquidity and Capital Resources
-------------------------------

Cash used in operating activities amounted to $1,197,209 for the six months ended June 30, 1997 compared with $1,578,175 for the six months ended June 30, 1996. The decrease in cash used in operating activities is the result of the cancellation of the quota share reinsurance arrangement on a runoff basis effective January 1, 1997. Cash used by investing activities amounted to $91,192 for the six months ended June 30, 1997 compared with cash provided of $1,915,602 for the six months ended June 30, 1996.

The fair value of the Company's fixed maturities available for sale was $108,215 less than the amortized cost at June 30, 1997 compared with $52,717 less than amortized cost at December 31, 1996.

The Company maintains short term investments to provide a cash resource should the demands from operations exceed incoming cash flow. Short term investments amounted to $1,586,837 at June 30, 1997 compared with $2,868,875 at December 31, 1996. The Company believes that this level is sufficient to meet any unanticipated cash demands.

Part II: OTHER INFORMATION

         Item 4.- Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders was held on June 10, 1997. The following matters were voted on by shareholders, and received the votes indicated.

         To consider a proposed amendment to the Articles of Incorporation which provides for a staggered Board of Directors.

                                                    Broker
                      For      Against   Abstain   Non-Votes
                    ----------------------------------------
            TOTAL   182,970   1,169,100   11,350    514,029


To Elect Directors.


                         For      Against  Abstain   Non-Votes
                      ----------------------------------------
Edward B. Batal       1,870,749    6,700      0          0
Wilson G. Hess        1,872,949    4,500      0          0
Robert G. Schatz      1,873,449    4,000      0          0
Robert A. Hancock     1,873,449    4,000      0          0
Deborah L. Harmon     1,873,449    4,000      0          0
Bruce H. Suter        1,873,949    4,500      0          0
Terence P. Cummings   1,872,949    4,500      0          0
Joseph M. Hochadel    1,872,949    4,500      0          0
Jonathan S. Kern      1,872,449    4,000      0          0


         3. To ratify the appointment of Coopers & Lybrand L.L.P. as independent accountants to the Company for the year ending December 31, 1997.


                                                    Broker
                       For     Against   Abstain   Non-Votes
                    ----------------------------------------
            TOTAL   1,855,049   11,500   10,900        0


         4. To consider approval of a Stock Option Plan.

                                                  Broker
                      For    Against   Abstain   Non-Votes
                    --------------------------------------
            TOTAL   755,070  121,075   20,150     981,154


         Item 5. Other Information
         On July 29, 1997, 215,000 shares of the Company's common stock held of record by First National Life and Casualty were sold at public auction, held pursuant to an order entered in the Superior Court, Cumberland County, Maine, to satisfy, in part, liens in favor of Official Committee of Unsecured Creditors of American Motor Club, Inc. These shares represent approximately 7.2% of the outstanding common stock of the Company. According to its Schedule 13D filed on August 6, 1997, the purchaser, The Foothold Fund, L.P. ("Foothold"), is a New York limited partnership with its principal business and principal office located at 408 Route 22, Unit 2, North Salem, NY 10560. The sole general partner of Foothold is The Foothold Management Corp. ("Foothold Management"), a New York corporation with its principal business and principal office located at 408 Route 22, Unit 2, North Salem, NY 10560. Foothold has indicated that it and Foothold Management are principally engaged in investing in various publicly traded companies. The President, sole director, and sole shareholder of Foothold Management is Mr. Peter A. Russ, whose principal employment is as a securities analyst with Shelby Cullom Davis & Co., L.P., a securities brokerage firm with an address at 609 Fifth Avenue, New York, NY 10017. According to its Schedule
         13D, Foothold is acquiring the common stock of the Company for investment purposes and not for the purpose of acquiring control of the Company.

         Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits pursuant to Item 601 of Regulation S-B

            27 Financial Data Schedules

         b) Reports on Form 8-K
         On May 5, 1997, the Company filed a report on Form 8-K reporting the Company's April 30, 1997, announcement that A. M. Best Company upgraded North East Insurance Company to a "B-" rating. Prior to the upgrade, the Company had previously announced its intention to seek an improved rating on the basis of a significant improvement in its financial condition and resolution of uncertainties surrounding the sale of a large block of the Company's common stock formerly held in a non-voting trust.

                North East Insurance Company and Subsidiaries
                                 Form 10-QSB
                                Exhibit Index

Exhibit
Number       Description                   Page
-----------------------------------------------
  27         Financial Data Schedules       15


                North East Insurance Company and Subsidiaries

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       North East Insurance Company

Date:   August 13, 1997                By   /S/Robert G. Schatz
                                            ----------------------------
                                            Robert G. Schatz
                                       President and Chief Executive Officer

Date:   August 13, 1997                By   /S/Graham S. Payne
                                            ----------------------------
                                            Graham S. Payne
                                       Treasurer and Chief Financial Officer