Form 10QSB/A
period 1997-06-30
NORTH EAST INSURANCE CO
filed 1997-08-28
CIK 352162

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                Form 10-QSB/A

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended June 30, 1997

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                               ---------    --------

                         Commission File No. 0-11184

                        NORTH EAST INSURANCE COMPANY
         (Name of small business issuer as specified in its charter)

             Maine                                 01-0278387
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

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to Vote of Security Holders.

The Annual Meeting of Shareholders was held on June 10, 1997. The following matters were voted on by shareholders, and received the votes indicated.

         1. The shareholders did not approve a proposed amendment to the Articles of Incorporation which provides for a staggered Board of Directors. The vote was as follows:

                                                    Broker
                      For      Against   Abstain   Non-Votes
                      ---      -------   -------   ---------

            TOTAL   993,970   1,169,100   11,350    514,029


          2. The shareholders elected the following individuals to the Board of Directors:

                                                       Broker
                         For      Against   Abstain   Non-Votes
                         ---      -------   -------   ---------

Edward B. Batal       2,681,749    6,700      0          0
Wilson G. Hess        2,683,949    4,500      0          0
Robert G. Schatz      2,684,449    4,000      0          0
Robert A. Hancock     2,684,449    4,000      0          0
Deborah L. Harmon     2,684,449    4,000      0          0
Bruce H. Suter        2,683,949    4,500      0          0
Terence P. Cummings   2,683,949    4,500      0          0
Joseph M. Hochadel    2,683,949    4,500      0          0
Jonathan S. Kern      2,684,449    4,000      0          0


         3. The shareholders ratified the appointment of Coopers & Lybrand L.L.P. as independent accountants to the Company for the year ending December 31, 1997, as follows:



                                                    Broker
                       For     Against   Abstain   Non-Votes
                       ---     -------   -------   ---------

            TOTAL   2,666,049   11,500   10,900        0


         4. The shareholders approved the proposed Stock Option Plan:

                                                     Broker
                      For       Against   Abstain   Non-Votes
                      ---       -------   -------   ---------

            TOTAL   1,566,070   121,075   20,150     981,154



                                 SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       North East Insurance Company

Date:   August 28, 1997                By   /S/Graham S. Payne
                                            ------------------
                                            Graham S. Payne
                                            Treasurer and Chief Financial
                                            Officer