Form 10QSB
period 1997-09-30
NORTH EAST INSURANCE CO
filed 1997-11-14
CIK 352162

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from  ________  to ________


                      Commission File Number 1-11184


                     NORTH EAST INSURANCE COMPANY
       (Exact name of small business issuer as specified in its charter)


                 Maine                                01-0278387
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


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

As of November 13, 1997, there were 3,046,842 outstanding shares of Common Stock, $1.00 par value, the only authorized class of common stock of the issuer.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]



                       PART I - FINANCIAL INFORMATION

For reasons stated in its Form 12b-25, the Registrant is presently unable to complete Items 1 and 2 of this Part I. Such items will be filed by amendment by November 21, 1997.



                         PART II - OTHER INFORMATION

Item 6.

   a)  Exhibits pursuant to Item 601 of Regulation S-B

       27 Financial Data Schedule (to be filed by amendment by November 21, 1997)

   b)  Reports on Form 8-K

       None



                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NORTH EAST INSURANCE COMPANY

Date:  November 14, 1997               By  /s/ Robert G. Schatz
                                           Robert G. Schatz, President
                                           and Chief Executive Officer


Date:  November 14, 1997               By  /s/ Graham S. Payne
                                           Graham S. Payne, Treasurer
                                           and Chief Financial Officer