Form 10QSB/A
period 1997-09-30
NORTH EAST INSURANCE CO
filed 1997-11-21
CIK 352162

The following items were the subject
of a Form 12b-25 and are included herein:
Items 1 and 2 of Part I; Exhibit 27
under Item 6(a) of Part II


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A


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

                         PART I - FINANCIAL INFORMATION

                 North East Insurance Company and Subsidiaries


Item 1. FINANCIAL INFORMATION

                           Consolidated Balance Sheet
                            as of September 30, 1997


                                                                                1997
                                                                            ------------
ASSETS
  Investments:
    Fixed maturities available for sale, at fair value (amortized
     cost $12,879,901)                                                      $ 13,003,334
    Investment property, at cost less accumulated depreciation
     of $49,041                                                                   60,958
    Equity securities available for sale, at fair value (cost
     $154,967)                                                                    90,247
    Short-term investments                                                     4,246,871
                                                                            ------------
      Total investments                                                       17,401,410
  Reinsurance (loss and loss adjustment expense reserves and
   paid recoverables)                                                          5,197,262
  Premium balances receivable                                                  4,540,292
  Deferred policy acquisition costs                                            1,379,233
  Prepaid reinsurance premiums (ceded unearned premium)                          377,993
  Investment income due and accrued                                              231,890
  Property and equipment, net of accumulated depreciation                        410,264
  Deferred tax asset                                                           2,120,925
  Prepaid federal income tax                                                       9,242
  Other assets                                                                   254,208
                                                                            ------------
      Total Assets                                                          $ 31,922,719
                                                                            ============

LIABILITIES
  Losses and loss adjustment expenses                                       $ 14,039,011
  Unearned premiums                                                            6,388,861
  Ceded reinsurance balances payable                                             534,178
  Reserve for unpaid expenses                                                    701,036
  Book overdraft                                                                 755,089
  Other liabilities                                                               29,711
                                                                            ------------
      Total Liabilities                                                       22,447,886

SHAREHOLDERS' EQUITY
  Common stock $1.00 par value, authorized 6,000,000 shares,
   issued and outstanding 3,046,842 shares                                     3,046,842
  Additional paid-in capital                                                   6,403,621
  Unrealized depreciation of investment                                           58,716
  Accumulated retained earnings                                                  (34,346)
                                                                            ------------
      Total Shareholders' Equity                                               9,474,833
                                                                            ------------
      Total Liabilities and Shareholders' Equity                            $ 31,922,719
                                                                            ============


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                 North East Insurance Company and Subsidiaries
                     Consolidated Statements of Operations
                    for the Nine Months ended September 30,



                                                            1997            1996
                                                         -----------     -----------
Revenues:
  Premiums earned                                        $ 8,688,774     $ 8,581,144
  Premiums ceded                                           2,099,809       3,455,500
                                                         -----------     -----------
      Net premiums earned                                  6,588,965       5,125,644
  Net investment income                                      569,086         825,866
  Realized capital gains                                      26,051          48,783
                                                         -----------     -----------
      Total revenues                                       7,184,102       6,000,293
Expenses:
  Losses and loss adjustment expenses                      5,824,082       5,574,888
  Reinsurance recoveries                                  (1,501,979)     (2,067,882)
                                                         -----------     -----------
      Net losses and loss adjustment expenses              4,322,103       3,507,006
  Underwriting expenses incurred                           3,052,900       1,822,264
                                                         -----------     -----------
      Total expenses                                       7,375,003       5,329,270
                                                         -----------     -----------
Income (loss) before provision for income taxes             (190,901)        671,023

Provision for income taxes, net of $241,908 tax
 benefit from loss carryforward for 1996                     (70,531)         13,420
                                                         -----------     -----------

Net income (loss)                                        $  (120,370)    $   657,603
                                                         ===========     ===========

Earnings per common share:
  Net income (loss)                                      $     (0.04)    $      0.22
                                                         ===========     ===========


              The accompanying notes are an integral part of the
                      consolidated financial statements.

                 North East Insurance Company and Subsidiaries
                     Consolidated Statements of Operations
                    for the Three Months ended September 30,


                                                            1997            1996
                                                         -----------     -----------
Revenues:
  Premiums earned                                        $ 3,020,178     $ 2,902,387
  Premiums ceded                                             258,997       1,234,411
                                                         -----------     -----------
      Net premiums earned                                  2,761,181       1,667,976
  Net investment income                                      187,552         307,606
  Realized capital losses                                    (53,261)        (21,947)
                                                         -----------     -----------
      Total revenues                                       2,895,472       1,953,635
Expenses:
  Losses and loss adjustment expenses                      1,829,574       1,898,588
  Reinsurance recoveries, net of salvage                    (521,238)       (848,788)
                                                         -----------     -----------
      Net losses and loss adjustment expenses              1,308,336       1,049,800
  Underwriting expenses incurred                           1,869,979         566,965
                                                         -----------     -----------
      Total expenses                                       3,178,315       1,616,765
                                                         -----------     -----------
Income (loss) before provision for income taxes             (282,843)        336,870

Provision for income taxes, net of $107,979 tax
 benefit from loss carryforward for 1996                     (84,799)          6,737
                                                         -----------     -----------

Net income (loss)                                        $  (198,044)    $   330,133
                                                         ===========     ===========

Earnings per common share:
  Net income (loss)                                      $     (0.07)    $      0.11
                                                         ===========     ===========


              The accompanying notes are an integral part of the
                       consolidated financial statements.

                 North East Insurance Company And Subsidiaries
                     Consolidated Statements of Cash Flows
                    for the Nine Months ended September 30,


                                                                    1997            1996
                                                                 -----------     -----------

Cash flow from operating activities:
  Insurance premium received                                     $ 8,153,167     $ 4,626,182
  Loss and loss adjustment expenses paid                          (5,777,905)     (5,273,529)
  Operating expenses paid                                         (4,298,216)     (1,657,630)
  Investment income received                                         621,547         806,429
                                                                 -----------     -----------
      Net cash used in operating activities                       (1,301,407)     (1,498,548)
                                                                 -----------     -----------

Cash flows from investing activities:
  Fixed maturities available for sale, sold                        3,817,112       5,759,622
  Fixed maturities available for sale, purchased                  (1,850,675)     (2,770,473)
  Proceeds from mortgage note                                              0         459,139
  Proceeds from sale of real estate                                        0         108,000
  Proceeds from issuance of common stock                             100,049          16,944
  Proceed from the sale of office furniture                           17,269               0
  Purchase of furniture, fixtures and equipment, net                (152,376)        (24,012)
                                                                 -----------     -----------
      Net cash provided by investing activities                    1,931,379       3,549,220
                                                                 -----------     -----------

      Net increase in cash, book overdraft and short-term
       investments                                                   629,972       2,050,672
Cash, book overdraft and short-term investments at beginning
 of year                                                           2,861,810       1,722,100
                                                                 -----------     -----------
Cash, book overdraft and short-term investments at end
 of period                                                       $ 3,491,782     $ 3,772,772
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



                                                                             1997             1996
                                                                         ------------     ------------

Net income (loss)                                                        $   (120,370)    $    657,603

Decrease (increase) in net premium and ceded reinsurance balances          (1,568,826)        (588,291)
Increase in unearned premium reserve                                        2,843,798            4,088
Decrease in loss and loss adjustment expense reserve                       (1,166,572)      (1,681,782)
Decrease (increase) in investment income due and accrued                       52,461          (19,437)
Decrease (increase) in deferred policy acquisition costs                     (980,638)          61,853
Decrease (increase) in deferred tax asset                                     (70,531)               0
Decrease in federal income tax payable                                              0           (6,080)
Decrease in expense accruals                                                 (467,119)         (81,415)
Amortization of bond premium, net                                              56,937           60,339
Depreciation and amortization expense                                         145,871          143,357
Loss (gain) on investment activities                                          (26,418)          17,231
Loss on sale of real estate                                                         0           13,125
Write down of mortgage note in default                                              0          (79,139)
                                                                         ------------     ------------
Net cash used in operating activities                                    $ (1,301,407)    $ (1,498,548)
                                                                         ============     ============


              The accompanying notes are an integral part of the
                       consolidated financial statements.

                 North East Insurance Company and Subsidiaries
                   Notes to Consolidated Financial Statements


September 30, 1997


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

                 North East Insurance Company and Subsidiaries


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


During the third quarter, management determined that the combined effect of two recently renegotiated programs was resulting in significantly greater than expected expense levels. Meetings between management and its principal reinsurer resulted in a modification to the quota share program reducing the per occurrence deductible from $1,000 to $100, and a significant rate reduction to its first excess of loss treaty. These adjustments were intended to more accurately reflect the parties' expectations in the earlier design of the two programs, and to provide a more appropriate matching of reinsurance loss and expense recoveries to the Company's direct experience. The cumulative effect of these changes is included in the results of operation for both the nine months and the quarter ended September 30, 1997. The changes do not have a material effect on net income for the first two quarters of 1997.

Nine Months Ended September 30, 1997
------------------------------------

Net premiums written amounted to $9,432,763 for the nine months ended September 30, 1997, compared with $5,129,732 for the nine months ended September 30, 1996. Net premiums earned for the nine months ended September 30, 1997 and 1996 amounted to $6,588,965 and $5,125,644, respectively. The increase in net premiums written reflects the decision to cancel the 35% quota share treaty effective January 1, 1997 on a runoff basis, decreased cost of our first excess of loss reinsurance treaty, and an overall increase in our direct premiums written of approximately 9.7%.

Loss and loss adjustment expenses represented 65.6% and 68.4% of net premium earned for the nine months ended September 30, 1997 and 1996, respectively. Underwriting expenses incurred represented 32.4% and 35.5% of net premiums written for the nine months ended September 30, 1997 and 1996, respectively. The combined ratio was 98.0% and 103.9% for the nine months ended September 30, 1997 and 1996, respectively.

Total return from investment activities amounted to $595,137 for the nine months ended September 30, 1997 compared with $874,649 for the nine months ended September 30,
1996. The return on invested assets, based on amortized cost, net of allocated expenses was 4.9% for the nine months ended September 30, 1997, compared with 6.1% for the nine months ended September 30, 1996.

Net loss for the nine months ended September 30, 1997 amounted to $120,370 or $0.04 per share, compared with net income of $657,603 or $0.22 per share for the nine months ended September 30, 1996.

Shareholders' equity at September 30, 1997 amounted to $9,474,833 or $3.11 per share compared with $9,324,961 or $3.11 per share at December 31, 1996. The change in market value of the Company's fixed maturities available for sale resulted in an increase to surplus of $175,152 or $0.06 per share for the nine months ended September 30, 1997.

Three Months Ended September 30, 1997
-------------------------------------

Net premiums written amounted to $3,230,472 for the three months ended September 30, 1997 compared with $1,732,070 for the three months ended September 30, 1996. Net premiums earned for the three months ended September 30, 1997 and 1996 amounted to $2,761,181 and $1,667,976, respectively. These changes reflect cancellation of the share quota treaty and an increase in direct premiums written, as described above.

Loss and loss adjustment expenses represented 47.4% and 62.9% of net premium earned for the three months ended September 30, 1997 and 1996, respectively. Underwriting expenses incurred amounted to 57.9% and 32.7% for the three months ended September 30, 1997 and 1996, respectively. The combined ratio for the three months ended September 30, 1997 and 1996 amounted to 105.3% and 95.6%, respectively. The changes in these ratio components for 1997 versus 1996 reflect largely offsetting adjustments due to the reinsurance program modifications discussed above, together with favorable loss experiences in 1996.

Net loss for the three months ended September 30, 1997 amounted to $198,044 or $0.07 per share compared with net income of $330,133 or $0.11 per share for the three months ended September 30, 1996.

Shareholders' equity at September 30, 1997 amounted to $9,474,833 or $3.11 per share, compared with $9,441,144 or $3.10 per share at June 30, 1997.

Liquidity and Capital Resources
-------------------------------

Cash used in operating activities amounted to $1,301,407 for the nine months ended September 30, 1997 compared with $1,498,548 for the nine months ended September 30, 1996. The decrease in cash used in operating activities is the result of the cancellation of the quota share reinsurance arrangement on a runoff basis effective January 1, 1997. Cash provided by investing activities amounted to $1,931,379 for the nine months ended September 30, 1997 compared with cash provided of $3,549,220 for the nine months ended September 30, 1996. During 1996, securities were sold to fund the payment of amounts due under the quota share reinsurance treaty; that treaty was canceled as of January 1, 1997 on a runoff basis, and was subsequently commuted as of September 30, 1997.

The fair value of the Company's fixed maturities available for sale was $123,433 more than the amortized cost at September 30, 1997 compared with $52,717 less than amortized cost at December 31, 1996.

The Company maintains short term investments to provide a cash resource should the demands from operations exceed incoming cash flow. Short term investments amounted to $4,246,871 at September 30, 1997 compared with $2,868,875 at December 31, 1996. The Company believes that this level is sufficient to meet any unanticipated cash demands.

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


                                        NORTH EAST INSURANCE COMPANY

Date:  November 21, 1997                By /s/ Robert G. Schatz
                                           Robert G. Schatz, President and
                                            Chief Executive Officer



Date:  November 21, 1997                By /s/ Graham S. Payne
                                           Graham S. Payne, Treasurer and
                                            Chief Financial Officer

                 North East Insurance Company and Subsidiaries
                                  Form 10-QSB
                                 Exhibit Index



  Exhibit
  Number       Description                   Page
  -------      ------------------------      ----

    27         Financial Data Schedules       15
