Form 10KSB
period 1997-12-31
NORTH EAST INSURANCE CO
filed 1998-04-02
CIK 352162

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year: $12,292,242
The aggregate market value of the voting stock held by non-affiliates as of March 10, 1998 was $7,713,080.

There were 3,046,842 common shares outstanding as of March 10, 1998.
Documents Incorporated by Reference: Portions of the Proxy Statement for 1998 Annual Meeting of Shareholders (to be filed by April 30, 1998) are incorporated into Part III. Transitional Small Business Disclosure Format: Yes [ ] No [X]

Page 1 of 81
Exhibit index on Page 56


                                    PART I


ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

North East Insurance Company ("North East" or "NEIC") was organized as a Maine corporation on August 9, 1965 and began writing insurance in June, 1966. In 1981, North East's securities became publicly traded (Symbol: NEIC). The Company has a wholly-owned subsidiary, American Colonial Insurance Company ("ACIC"), a New York corporation, which began business in 1982. In addition to ACIC, North East owns 100% of North Atlantic Underwriters, Inc. ("NAU"), a dormant Maine corporation, originally designed to assist North East in marketing its insurance products to independent brokers. The consolidated financial results of North East and its subsidiaries (the "Group") for 1997 and prior years are presented and discussed elsewhere in this report. See "Consolidated Financial Statements" and "Management's Discussion and Analysis."

At December 31, 1997 the Group employed forty full-time employees and two part-time employees.

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

North East or its subsidiary, ACIC, is licensed to write business in the states of Louisiana, Maine, Mississippi, Nevada, New York, Rhode Island, Texas, Utah and in the District of Columbia. In addition, either North East or ACIC is approved to write business as a surplus lines carrier on a non-admitted basis in several other states. These licenses and approvals are subject to regulatory limitations in certain of the named jurisdictions. North East has limited its writing of insurance products to the State of Maine since 1986. ACIC, under an agreement with the Insurance Department of the State of New York, has not written any new or renewed any existing business since March 1990.

The following is a summary of selected consolidated financial information for each of the three years in the period ended December 31, 1997. This information should be read in conjunction with the Consolidated Financial Statements and the Notes presented elsewhere in this report.

                                                                    Year Ended December 31
                                                         ---------------------------------------------
                                                            1997             1996             1995
                                                         -----------      -----------      -----------

Total Assets                                             $32,811,570      $32,558,905      $34,483,828

Total Liabilities                                         22,825,916       23,233,944       28,062,777

Shareholders' Equity                                       9,985,654        9,324,961        6,421,051

Net Premiums Written                                      14,225,224        6,065,741        5,798,259

Net Premiums Earned                                       11,493,483        6,232,856        6,871,074

Net Investment Income                                        763,438        1,041,762        1,298,601

Realized Capital Gains (Losses)                               35,321           57,617         (225,726)

Total Revenue                                             12,292,242        7,332,235        7,943,949

Underwriting Gain (Loss)                                    (332,753)         206,981         (310,057)

Income (Loss) Before Provision for Income Taxes              466,006        1,306,360          762,818

Provision (Benefit) for Income Taxes                         177,326       (2,069,136)          14,500

Net Income (Loss)                                        $   288,680      $ 3,375,496      $   748,318


UNDERWRITING

The Group experienced a net loss and loss adjustment expense ratio of 59.2% and an expense ratio of 35.3% in 1997. The combined ratio for the Group in 1997 was 94.5%, meaning that premium income exceeded loss and loss adjustment expenses and underwriting expenses by 5.5%. The combined ratios for 1996 and 1995 were 97.8% and 113.1%, respectively. The combined ratio is a key measure of underwriting profitability traditionally used in the property and casualty insurance business. It equals the sum of the ratio of net losses and loss adjustment expenses to net premiums earned and the ratio of underwriting expenses incurred to net premiums written. For further information on computation of the combined ratio and the effect of recent changes in the Group's reinsurance arrangements, see "Management's Discussion and Analysis" at page 12.

Net premiums written and earned by the Group by line of business for 1997 and 1996 were as follows:

                                               1997                         1996
                                    --------------------------    ------------------------
                                        Net           Net           Net            Net
                                     Premiums       Premiums      Premiums       Premiums
                                      Written        Earned        Written        Earned
                                    -----------    -----------    ----------    ----------

Auto Liability
  Private Passenger                 $ 7,307,788    $ 5,851,371    $3,501,049    $3,532,327
  Commercial                          1,587,390      1,260,032       492,574       529,764
Auto Physical Damage                  3,710,398      3,029,121     1,532,008     1,522,866
Other Liability                         538,385        421,860        76,466        27,162
Inland Marine                           377,569        311,688       206,858       213,115
All Other Lines                         703,694        619,411       256,786       407,622
                                    ------------------------------------------------------
      Total                         $14,225,224    $11,493,483    $6,065,741    $6,232,856
                                    ======================================================

The auto programs represent approximately 88.6% of the total premium written by the Group. This book includes private passenger and commercial policies. The private passenger products include non-standard, standard and preferred auto coverages as well as snowmobiles. The commercial product is focused on small, single vehicle, commercial enterprises including logging, garages, refuse haulers and snowplowers. Approximately 71% of the auto written premium is for liability coverage with the remaining 29% providing physical damage protection.

The balance of the Group's book of business is composed of Inland marine (2.7%); other liability (3.8%); companion or adjunct commercial coverages (4.8%). The homeowner program, discontinued in 1995, accounted for slightly more than 0.1% of the total premium.

MARKETING

The Group supports the Independent Agency System and believes the Agency System provides the best system for its products and programs. North East chooses to utilize independent agents in order to maximize its geographical service and marketing coverage. Management believes that the development of strong agency relationships must be instigated by the Group. Agents' return on book, profit contingencies and reliable products have become key ingredients in developing stronger ties to agents representing North East Insurance Company. An agents advisory board provides a forum through which the Group can respond in an effective and timely manner to its agents' needs.

Management annually reviews the performance of its agents, utilizing quantitative and qualitative measures. Factors in the review include written premium volume, historical loss ratios - one and three year analyses, mix of products, North East's rank in agent's office, other carriers represented by the agency, long term plans of agency, geographic location and agent's plans or needs.

At year end 1997 there were 163 active agents who represented North East. Certain agents and brokers are under common ownership. Although no single agency produced more than 5% of North East's direct premiums written in 1997, one affiliated group of agents was responsible for 11.4%, a second group accounted for 9.2% and a third group accounted for 5.0%. Twenty-three agents provided North East with direct premiums written in excess of $200,000, and nine agents provided North East with direct premiums written between $100,000 and $200,000. While the loss of any individual producing agent could have an impact on the business of North East, management believes it has a good relationship with its agents.

Agents, in recognition of North East's reliance on them for the selection of profitable business, are compensated with both commissions and a profit sharing plan. The profit sharing plan formula considers a combination of volume and profitability in determining the amount of additional compensation. Certain minimum targets, in both categories, must be reached in order to qualify for profit sharing under the formula. The amount of profit sharing is dependent on the degree each component betters the minimum target. Profit sharing expense amounted to $85,000, $81,571 and $48,640 in 1997, 1996 and 1995, respectively, and is expected to increase as agents recognize the heightened incentives under the plan.

REINSURANCE

The Group operates under the philosophy of retaining as much risk as is prudent for its size. A key aspect of this approach is that the Group seeks to establish stable, long-term arrangements with high quality reinsurers who meet the Group's criteria for financial integrity. In formulating its reinsurance arrangements, the Group complies with both Maine and New York insurance laws prohibiting the retention of any individual risk in an amount exceeding 10% of its surplus. The Group's current reinsurance is placed through MIC
Reinsurance Corporation, rated "A" by A.M. Best.

The Group manages its risk exposure through individual and aggregate risk excess of loss reinsurance arrangements (treaties), casualty clash excess of loss treaties and property catastrophe excess of loss reinsurance in which the reinsurers assume that portion of the risk not retained by the Group. The Group utilized quota share reinsurance until September 30, 1997.

The maximum gross policy limits offered by the Company during 1997, 1996 and 1995 were $1,000,000. The Company's maximum net retention was $65,000 for the period covering January 1, 1995 through December 1, 1995, $32,850 for the period covering December 1, 1995 through December 31, 1996 and $50,000 for the period covering January 1, 1997 through December 31, 1997.

Current reinsurance protection is provided through two layers of excess of loss reinsurance. The first layer, considered to be the working layer, assumes $150,000 of coverage beyond the first $50,000. The second layer, allows the Company to offer policy limits up to $1,000,000 by assuming $800,000 of coverage beyond the first $200,000. The casualty clash excess of loss treaty provides coverage for $1,000,000 in excess of $1,000,000 in the event more than one insured is involved in a single loss occurrence exposing the coverage limits of the policies. The property catastrophe coverage provides for $1,500,000 of coverage in excess of $500,000 in the event of a catastrophe. The 35% quota share treaty in effect for 1996 and 1995 was cancelled on a runoff basis effective January 1, 1997 and subsequently commuted on September 30, 1997.

INVESTMENTS

At December 31, 1997, based on current market values, 41% of the fixed maturities were invested in U.S. Treasuries or U.S. Government guaranteed instruments, 8% were invested in public utilities and 51% were invested in corporate securities. The Group does not purchase securities with the intention of holding such securities through their maturity date and therefore does not match the maturation dates to the expected settlement of its claim liabilities.

The Group also maintains short-term investments, primarily U.S. Government backed funds, which are immediately available for operating activities should cash outflow suddenly exceed incoming cash from premium collections and investment income. At December 31, 1997, short-term investments amounted to $3,397,581.

The gross average investment yield based on amortized cost of the investment portfolio was 5.9% and 6.6% for the years ended December 31, 1997 and 1996, respectively. The total return, including realized capital gains (losses) was 6.1% and 6.9% for the years ended December 31, 1997 and 1996, respectively. Realized gains (losses) for the year ended 1997 included a loss of $62,705 pertaining to the write down of the Company's investment in Memorex which the Company considers fully impaired.

The table below summarizes the credit quality of fixed maturities, based on Standard and Poor's rating system, as of December 31, 1997:

Bond Credit Quality Rating
--------------------------


      AAA                            41.0%
      AA                              1.9
      A                              45.6
      BAA                            11.5
                                    -----
                                    100.0%
                                    =====

Bond credit quality ratings are based on the capacity of the borrower to meet interest and principal payments as they become due. Capacity is considered extremely strong for AAA rated issues; very strong for AA rated issues; strong for A rated issues; and adequate for BAA rated issues. At December 31, 1997 the Group did not hold any fixed maturities considered to be below investment grade (rated below BAA).

REGULATION

The Group is subject to regulation and supervision by the Maine Superintendent of Insurance or similar official in each of the jurisdictions in which it is authorized to transact insurance business. Such regulation and supervision includes, among other things, requirements as to capital and surplus, solvency standards, granting and revoking licenses to transact business, the licensing of agents, approval of policy forms and rates, restrictions on the amount of risk assumed, deposits of securities, methods of computing reserves and the types and concentration of investments permitted. The Group is required to file detailed annual and other reports of its financial condition, affairs and management with such regulatory agencies and is subject to periodic examination by them.

Statutory surplus, after audit adjustments, at December 31, 1997 was $6,358,763. Based on guidelines established by the National Association of Insurance Commissioners, the ratio of net premiums written to statutory surplus should not exceed 3 to 1. Under this formula, the Group may retain approximately $19,076,289 of net written premiums for its own account (by comparison, 1997 net written premiums amounted to $14,225,224). The Group expects to remain well within the constraints of this guideline in 1998.

The National Association of Insurance Commissioners requires the reporting of Risk Based Capital for Property and Casualty Insurance Companies. Risk based capital is a method of measuring the minimum amount of capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. It provides a flexible means of setting the capital requirement in which the degree of risk taken by the insurer is the primary determinant. The four major categories of risks involved are:

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

The results of the risk based capital computation provide regulators with a tool from which they can base regulatory action. Based on trigger points included in the risk based capital computation, the following actions could result should a company's surplus level be less than predetermined multiples of the authorized control level amount as determined by the formula.

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

Under the risk based capital formula, the authorized control level risk based capital for North East Insurance Company and American Colonial Insurance Company at December 31, 1997 was $2,008,187 and $271,124, respectively. The statutory surplus at December 31, 1997, after audit adjustments, was $6,358,763 or 316.6% of authorized control level risk based capital for North East Insurance Company and $5,168,970 or 1906.5% of authorized control level risk based capital for American Colonial Insurance Company. Accordingly, the statutory surplus levels of North East Insurance Company and American Colonial Insurance Company were adequate under the risk based capital formula.

COMPETITION

The Group currently does not write any business outside the State of Maine. The Company competes with national and regional insurers that market their products directly as well as through the independent agency system. Over the past several years, the direct writers have significantly increased their market share, at the expense of independent agents. Management continues to believe, however, the Company's products are best marketed through a network of independent agents.

The Company also faces competition from certain insurers that focus on non-standard markets, particularly with regard to automobile insurance. This competition includes pricing pressures and one-time agent incentives.


ITEM 2 - DESCRIPTION OF PROPERTY

North East currently leases approximately 10,000 square feet of office space at 482 Payne Road, Scarborough, Maine pursuant to a lease expiring December 31, 2000. Upon expiration North East has an option to extend the lease for an additional 10 years. Management believes that the premises are adequate for its current needs.


ITEM 3 - LEGAL PROCEEDINGS

The Company for many years has been a party-in-interest in The Official Committee of Unsecured Creditors of American Motor Club, Inc v. Bernard D. Gershuny, et al (U.S. District Court for the Eastern District of New York,
1992). Certain defendants in this action had brought third-party claims against NEIC. During 1997 two large sales of NEIC common stock were consummated on behalf of Mr. Gershuny and First National Life & Casualty Assurance Company, pursuant to prior settlement arrangements. Net proceeds of these sales were paid to the Creditors Committee and certain others. The proceeds to the Creditors Committee were less than the full settlement amount, and the Committee takes the position that it is free to pursue the defendants for the remaining deficiency. Despite the potential continuation of this action and related claims, Management of the Company believes that sufficient payment has been received by the Committee to effect a release of counterclaims and third-party claims by the defendants. Management therefore considers all claims against NEIC to have been resolved without liability to the Company.

Other than ordinary routine litigation incidental to the business, there are no other material legal proceedings pending with regard to NEIC or its wholly-owned subsidiary ACIC.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders in the fourth quarter of 1997.

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

ROBERT G. SCHATZ, age 52, has served as President and Chief Executive Officer of the Company since March 1988. He was elected as a Director in December 1987.

RONALD A. LIBBY, age 54, joined the Company in December 1994 and serves as its Chief Operating Officer. From 1987 to 1994 he was President of Maine Mutual Fire Insurance Company.

SAMUEL M. KOREN, age 57, is Senior Vice President and Secretary of NEIC. He joined the Company in 1977 and has been an Officer since 1978.

GRAHAM S. PAYNE, age 52, has been Treasurer and Chief Financial Officer of the Company since 1987.

REBECCA J. CERNY, age 45, has held the position of Vice President of the Company since 1989. From 1986 to 1995 she also served as a Director of the Company.


                                   Part II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

North East's common shares are traded on the NASDAQ Stock Market under the symbol NEIC. Quotations are available from the National Quotation Bureau Inc.

As of March 10, 1998, there were 191 holders of record of North East's common shares.

The high and low closing bid prices (as quoted by the NASDAQ Stock Market) for North East's common shares for each quarterly period for the two most recent fiscal years are as follows:

                                1997               1996
                           ---------------    ---------------
                           HIGH       LOW     HIGH       LOW

First Quarter              $2.94     $2.00    $1.81     $1.00
Second Quarter              2.81      1.94     2.00      1.25
Third Quarter               3.50      2.06     2.13      1.50
Fourth Quarter              3.19      2.00     2.25      1.50

Such prices reflect prices without retail mark-up, mark-down or commission and may not represent actual transactions.

DIVIDENDS

North East has never paid and does not anticipate paying dividends in the foreseeable future. Based on the current accumulated statutory unassigned deficit of North East, the Company currently is prohibited from paying dividends.

Under the insurance laws of the State of Maine, cash dividends may only be paid out of that part of the available accumulated statutory unassigned deficit which are derived from realized net operating profits on North East's insurance business and from net realized capital gains. In addition, amongst other statutory restrictions, a Maine insurer's policyholders' surplus following any dividends or distributions to shareholders must be reasonable in relation to the insurer's outstanding liabilities and its financial needs. Furthermore, North East may not pay "extraordinary" dividends or make any other distribution (i.e. dividends or distributions made within the next 12 months, which exceed the greater of (i) 10% of North East's surplus to policyholders or (ii) North East's net investment income, in either case, as of the December 31 preceding) unless the Maine Superintendent of Insurance has been notified of the declaration and has either approved it or has failed to disapprove it within 60 days. Any payment of cash dividends would reduce the capacity to write new premiums since the volume of insurance that can be written is determined by the available statutory surplus of North East.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS

Refer to Item 1 "Description of Business" for additional information on the operations of the Group.

Management's discussion and analysis reviews the consolidated financial condition of North East at December 31, 1997 and 1996, the consolidated results of operations for the past three years and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION

From time to time, the Company publishes information that includes forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. The "Management's Discussion and Analysis" section and "Description of Business" section of this report contain forward-looking statements, such as those concerning estimated future costs of agency profit-sharing and Year 2000 issues. In addition, many of the items reflected in the Group's financial statements are based in large part on estimates of future revenues and losses.

The Company cautions readers that numerous factors could cause actual results and business conditions to differ materially from those reflected in North East's forward-looking statements, including changes in interest rates and the performance of financial markets, changes in laws, regulations and taxes, competition, industry consolidation, competitor demutualization, credit risks and other factors. Insurance loss reserve liabilities can fluctuate as a result of changes in numerous factors, and such fluctuations can have a material positive or negative effect on the net result. The factors include, but are not limited to, claim frequency and severity rates. These rates may be influenced by many factors, including but not limited to, the climate, new trends and developments in technology, general economic and societal conditions of the insurance market in which North East has exposure. North East disclaims any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise.

GENERAL DISCUSSION

North East continues to pursue a course of action set into motion in 1994 under which it has produced consistent gross written premium. For the second consecutive year the Company's combined ratio has been below 100% (94.5% and 97.8% in 1997 and 1996, respectively). The blending of premium volume, product development, consistent and focused risk selection philosophy and refining agency relationships contributed to the progress. In early 1997, after several discussions and meetings with AM Best, the Company's rating was upgraded five full levels to a B-, thus according it new stature with its agents and credibility from regulators and reinsurers. During 1997, the Company appointed five new agencies representing an expanded geographic base in Maine, east and west of the Interstate 95, an area lacking in representation in prior years. In addition the Company introduced several enhancements to current programs while marking significant progress in the final development of its totaly revised auto product scheduled for introduction in the first half of 1998.

Operating results for 1997 fell short of expectations due to higher than expected frequency of losses in the first and fourth quarters specifically related to poor weather conditions. The early onset of storms in November and December 1997 carried a significant negative impact of claims activity from both frequency and severity perspectives.

In the fall of 1997 it became apparent to both the Company and it's reinsurer that the treaties negotiated in early 1997 were not providing the loss relief commensurate with the premium charge. Through collective negotiations the treaty terms were amended to provide a more timely matching of reinsurance premium, expense and loss recovery under the treaty terms. Further, the first excess of loss treaty was endorsed to provide for experience rated premium adjustments. The process is reflective of the relationship the Company has with its reinsurer and the result is indicative of the support afforded to it.

RESULTS OF OPERATIONS IN 1997
COMPARED WITH 1996 AND 1996 COMPARED WITH 1995

The Group's operations for the each of three years ended December 31, 1997 comprise two major components. Direct business represents insurance income and expenses associated with policies issued directly by the Group to its policyholders. Ceded business, commonly referred to as reinsurance, includes excess of loss, catastrophe and clash reinsurance arrangements which provide the Group with insurance protection against excessive losses and quota share reinsurance in which the reinsurer assumes a contractually agreed percentage share or limit of each risk insured by the Group, after all other reinsurance.

Direct
------

The following comparative table illustrates the components of direct business (including assumed business) written by the Group for each of the three years ended December 31, 1997:

                                                             Year ended December 31,
                                                    -----------------------------------------
                                                       1997           1996           1995
                                                    -----------    -----------    -----------

Premiums Written                                    $12,314,676    $11,193,557    $11,250,681
                                                    =========================================

Premiums Earned                                     $11,759,548    $11,536,429    $11,876,468
Losses and Loss Adjustment Expenses Incurred          8,358,886      5,775,929      6,855,949
Underwriting Expenses Incurred                        4,907,733      4,997,272      4,536,420
                                                    -----------------------------------------
Underwriting (Loss) Income                          $(1,507,071)   $   763,228    $   484,099
                                                    =========================================

Loss Ratio                                                 71.1%          50.1%          57.7%
Expense Ratio                                              39.8           44.6           40.3
                                                          -----------------------------------
Combined Ratio                                            110.9%          94.7%          98.0%
                                                          ===================================

Direct premiums written in 1997 increased 10% compared with 1996. Direct earned premiums increased approximately 2% over 1996 indicating direct written premium growth occurred in the latter half of 1997. Direct premiums written and earned in 1996 were marginally less than those reported in 1995. Increased market presence resulting in written premium growth, experienced in latter half of 1997, is encouraging in a market which has been experiencing substantial price competition and agent volume incentives.

Direct losses and loss adjustment expenses incurred increased substantially in 1997 to $8,358,886 compared with $5,775,929 incurred in 1996 and $6,855,949 incurred in 1995. Direct losses and loss adjustment expenses for the years 1997, 1996 and 1995 include $638,000, $2,012,000 and $1,899,000 of favorable loss development, respectively (refer to "Loss and Loss Adjustment Expense Reserves" - this section). Without this development the loss ratios would approximate 77%, 68%, and 74% for 1997, 1996 and 1995, respectively. The 1997 results included weather-related loss frequency in both the first and fourth quarters and 1996 includes adverse loss experience for auto physical damage during the first quarter due to the severe winter storms.

Underwriting expenses decreased $89,539 or 1.8% in 1997 compared with 1996, whereas 1996 expenses increased by $460,852 or 10.2% compared with 1995. Expenses for 1996 included higher data processing costs associated with our new information system and employee incentive awards not present in either 1997 or 1995.

Ceded
-----

The following comparative table illustrates the components of ceded business written by the Group for each of the three years ended December 31, 1997:

                                                                    Year ended December 31,
                                                           -----------------------------------------
                                                              1997            1996           1995
                                                           -----------     ----------     ----------

Premiums Written                                           $(1,910,548)    $5,127,816     $5,452,422
                                                           =========================================

Premiums Earned                                            $   266,065     $5,303,573     $5,005,394
Losses and Loss Adjustment Expenses Incurred                 1,558,084      2,270,542      2,868,984
Underwriting Expenses (Credit) Incurred                       (117,701)     2,476,784      1,342,254
                                                           -----------------------------------------
Underwriting (Loss) Income                                 $(1,174,318)    $  556,247     $  794,156
                                                           =========================================

Loss Ratio                                                         n/m%          42.8%          57.3%
Expense Ratio                                                      n/m           48.3           24.6
                                                                   ---------------------------------
Combined Ratio                                                     n/m%          91.1%          81.9%
                                                                   =================================

<Fn/m> - not meaningful

The Group manages its risk exposure through individual and aggregate risk excess of loss reinsurance arrangements (treaties), casualty clash excess of loss treaties and property catastrophe excess of loss reinsurance in which the reinsurers assume that portion of the risk not retained by the Group. The Group utilized quota share reinsurance until September 30, 1997.

The maximum gross policy limits offered by the Company during 1997, 1996 and 1995 were $1,000,000. The Company's maximum net retention was $65,000 for the period covering January 1, 1995 through December 1, 1995, $32,850 for the period covering December 1, 1995 through December 31, 1996 and $50,000 for the period covering January 1, 1997 through December 31, 1997.

Current reinsurance protection is provided through two layers of excess of loss reinsurance. The first layer, considered to be the working layer, assumes $150,000 of coverage beyond the first $50,000. The second layer, allows the Company to offer policy limits up to $1,000,000 by assuming $800,000 of coverage beyond the first $200,000. The casualty clash excess of loss treaty provides coverage for $1,000,000 in excess of $1,000,000 in the event more than one insured is involved in a single loss occurrence exposing the coverage limits of the policies. The property catastrophe coverage provides for $1,500,000 of coverage in excess of $500,000 in the event of a catastrophe. The 35% quota share treaty in effect for 1996 and 1995 was cancelled on a runoff basis effective January 1, 1997 and subsequently commuted on September 30, 1997. For further information, see Part I, Item1 "Description of Business - Reinsurance".

During the third quarter of 1997 management determined that the Company's reinsurance program was not performing as originally intended. A review of the underwriting results indicated that the terms of the first layer excess of loss treaty required revision, either through a rate reduction or lower retention, in order to achieve timely matching of premiums and losses (the original treaty included a profit sharing formula under which the Company would participate in any excess profits, the recording of which would occur in years subsequent to
1997). In meetings with its reinsurer an agreement was reached to revise the premium rate and eliminate the profit sharing. In addition, the treaty was further endorsed to provide an experience rated premium adjustment in the event the North East's direct loss and loss expense ratio exceeded 57% for the 1997 accident year.

As a result of these changes, ceded values for 1997 are distorted compared with prior years. Ceded premiums written include the effect of the rate reduction and the experience rated premium adjustment under the excess of loss treaty. In addition to the above changes for ceded written premium, ceded earned premium includes the runoff of earned premium for the 35% quota share treaty through September 30, 1997. Losses and loss expenses incurred for 1997 consist primarily of claims associated with the runoff of the quota share treaty through September 30, 1997.

Net
---

The following comparative table illustrates the components of net business written by the Group for each of the three years ended December 31, 1997:

                                                                Year ended December 31,
                                                        ---------------------------------------
                                                           1997           1996          1995
                                                        -----------    ----------    ----------

Premiums Written                                        $14,225,224    $6,065,741    $5,798,259
                                                        =======================================

Premiums Earned                                         $11,493,483    $6,232,856    $6,871,074
Losses and Loss Adjustment Expenses Incurred              6,800,802     3,505,387     3,986,965
Underwriting Expenses Incurred                            5,025,434     2,520,488     3,194,166
                                                        ---------------------------------------
Underwriting Income (Loss)                              $  (332,753)   $  206,981    $ (310,057)
                                                        =======================================

Loss Ratio                                                     59.2%         56.2%         58.0%
Expense Ratio                                                  35.3          41.6          55.1
                                                               --------------------------------
Combined Ratio                                                 94.5%         97.8%        113.1%
                                                               ================================


Underwriting activities for 1997 generated a loss of $332,753. This compares to underwriting profit in 1996 of $206,981 and a underwriting loss of $310,057 in 1995. For the three year period losses and loss adjustment expense represented 59.2% (1997), 56.2% (1996) and 58.0% (1995) of net earned premium. The ratios, for the periods represented, include the favorable development which is not likely to occur in 1998 (refer to "Loss and Loss Adjustment Expense Reserves" - this section). Without this favorable development the three year period losses and loss adjustment expense represented 69.1% (1997), 93.4% (1996) and 89.1%
(1995) of net earned premium. Earned premium for 1997 also includes the benefit derived from the endorsements to the excess of loss treaty not in effect for either 1996 or 1995 and the termination of the quota share treaty in 1997.

Underwriting expenses incurred amounted to $5,025,434 in 1997, $2,520,488 in 1996 and $3,194,166 in 1995. The higher expenses in 1997 is primarily attributable to the significant restructuring of our reinsurance treaties leading to lower reinsurance commission offsets.

Underwriting profit (loss) by major category for each of the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                    Year ended December 31,
                                           ----------------------------------------
                                              1997           1996           1995
                                           ----------    ------------    ----------

Auto Liability                             $(284,099)    $  (151,833)    $ 212,021
Auto Physical Damage                        (775,261)     (1,094,897)     (318,783)
Commercial Multi Peril                       377,315         680,289       169,229
Other Liability                              227,023         625,140       (61,280)
All Other                                    122,269         148,282      (311,244)
                                           ---------------------------------------
Underwriting (Loss) Income                 $(332,753)    $   206,981     $(310,057)
                                           =======================================

The underwriting loss for auto physical damage in 1997 is directly related to the severe winter experience in the first and fourth quarters. Underwriting income (loss) in the all other category includes experience for the Company's homeowner product which was discontinued in 1995. Homeowners business produced a net underwriting gain in 1997 and 1996 of $25,353 and $50,958, respectively compared with a net underwriting loss of $245,525 in 1995.

INVESTMENT RESULTS

Net investment income was $763,438 for 1997 compared with $1,041,762 in 1996 and $1,298,601 in 1995. The gross average yield of the investment portfolio was 5.9%, 6.6% and 7.1% for 1997, 1996 and 1995, respectively. The Company realized investment gains of $35,321 and $57,617 for 1997 and1996, respectively compared with realized investment losses of $225,726 in 1995. Total return from investment activities (including realized gains or losses) was 6.1%, 6.9% and 5.2% for 1997, 1996, and 1995, respectively.

NET INCOME

Net income before the provision for federal income taxes was $466,006, $1,306,360 and $762,818 in 1997, 1996 and 1995, respectively.

The provision for income taxes includes the effect of a reassessment in 1996 of the Company's position relative to the Company's ability to utilize the value of its loss carryforwards based on the future income and capital gains of the Company. In accordance with FAS 109 ("Accounting for Income Taxes"), a portion of the change in the valuation allowance has been included in net income for the year ended December 31, 1997 and 1996 and a deferred tax asset has been reported in the Company's balance sheet. The 1996 provision for income taxes included a benefit of approximately $2,500,000 resulting from this reassessment.

Net income after the provision for income taxes was $288,680 in 1997, compared with $3,375,496 in 1996 and $748,318 in 1995.

YEAR 2000

The year 2000 issue relates to whether computer systems will properly recognize date-sensitive information when the year changes to 2000. North East has determined that it will be required to modify certain portions of its software so its computer systems will properly function using dates beyond December 31, 1999. Management presently believes that with modifications to existing software the year 2000 issue can be rectified. North East will initiate formal communications with its critical suppliers to determine the extent to which it is vulnerable to the possibility of third parties' failing to remediate their own year 2000 issues. Management is utilizing both internal and external resources to reprogram and test the software for year 2000 modifications and plans to have its computer systems compliant by year 2000. The financial impact of addressing the year 2000 issue has not had, and is not anticipated to have, a material adverse impact on North East's results of operations, liquidity or capital resources.

ACCOUNTING POLICIES ADOPTED

Refer to Item 7 Note A under the caption "Accounting Pronouncements Adopted" for information.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Item 7 Note A under the caption "New Accounting Pronouncements" for information.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the years ended December 31, 1997 and 1996 amounted to $1,469,805 and $2,470,856, respectively. Cash provided from investing activities amounted to $1,883,561 for the year ended December 31, 1997 compared with $3,593,622 for the year ended December 31, 1996.

The Company's investment portfolio, carried at fair value, was $243,162 higher than amortized acquisition cost. Federal Reserve interest rate adjustments have a significant impact on the fair value of fixed maturity investments. In order to reduce its exposure to interest rate fluctuations, management and the board of directors have reduced the average maturity of securities in its investment portfolio. The Company believes that the current level of short-term investments is adequate to meet any shortfall resulting from its immediate operating activities.

DERIVATIVES

The Company's investment policy is to invest in investment grade securities only and does not permit the Company to participate in the derivatives market for either hedging or speculative purposes. This policy has been adhered to for the year ended December 31, 1997. The Company has no open derivative financial instrument position as of the balance sheet date.

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

The following table provides a reconciliation of the changes in loss and LAE reserves, after deducting amounts recoverable from reinsurers for 1997 and 1996.

                 Reconciliation of Liability for Losses and
                          Loss Adjustment Expenses

                                                                1997            1996
                                                             -----------     -----------

Reserves for losses and LAE:
Beginning of year                                            $15,205,583     $19,006,725
Amounts recoverable from reinsurers on unpaid losses           4,828,760       4,703,238
                                                             ---------------------------
Beginning of year, net                                        10,376,823      14,303,487
  Add:
    Provision for losses and LAE for claims arising in:
      Current year                                             7,909,126       5,823,867
      Prior years                                             (1,108,324)     (2,318,480)

  Less:
    Losses and LAE paid on claims arising in:
      Current year                                             4,555,270       3,826,876
      Prior years                                              1,633,475       3,605,175
                                                             ---------------------------
End of year, net                                              10,988,880      10,376,823

Amounts recoverable from reinsurers on unpaid losses           3,668,346       4,828,760
                                                             ---------------------------
Losses and loss adjustment expenses per Consolidated
 Balance Sheet                                               $14,657,226     $15,205,583
                                                             ===========================


The table on the page following illustrates the original ultimate reserve established and the reestimated reserve after deducting amounts recoverable from reinsurers over each of the subsequent years through the balance sheet date.

Analysis of Ultimate Losses and Loss Adjustment Expenses Development (in Thousands)

                                           1988     1989     1990     1991     1992     1993     1994     1995     1996     1997
                                          -------  -------  -------  -------  -------  -------  -------  -------  -------  -------

Ultimate Net Liability for unpaid claims
 and claim adjustment expenses            $21,749  $24,062  $20,085  $18,342  $18,661  $18,705  $17,472  $14,303  $10,377  $10,989

Cumulative amount paid
----------------------
  One year later                            7,402    7,521    5,048    4,619    3,899    5,019    3,843    3,605    1,633
  Two years later                          11,515   11,212    8,503    7,004    7,460    7,595    6,625    5,769
  Three years later                        13,479   14,039   10,212    9,931    9,590    9,516    8,287
  Four years later                         15,147   15,373   12,718   11,685   11,131   10,756
  Five years later                         15,363   16,995   14,254   12,833   12,213
  Six years later                          16,559   18,483   15,278   13,835
  Seven years later                        17,764   19,356   16,195
  Eight years later                        18,365   20,177
  Nine years later                         18,956

Ultimate Net reserves reestimated as of
 end of year
---------------------------------------
  One year later                          $22,310  $24,653  $20,605  $18,329  $17,974  $17,685  $15,340  $11,985  $ 9,268
  Two years later                          22,193   24,743   20,676   18,823   18,087   16,829   13,748   11,825
  Three years later                        22,103   24,316   21,009   19,022   17,457   15,318   13,469
  Four years later                         21,882   25,108   21,247   18,675   16,463   14,986
  Five years later                         22,379   24,624   20,902   17,848   16,063
  Six years later                          22,012   24,581   20,205   17,417
  Seven years later                        22,147   23,971   19,731
  Eight years later                        21,864   21,538
  Nine years later                         21,552
  Redundancy (deficiency)                 $   197  $ 2,524  $   354  $   925  $ 2,598  $ 3,719  $ 4,003  $ 2,478  $ 1,109

                                                                                                          Gross Reserves
                                                                                                ----------------------------------
                                                                                                 1994     1995     1996     1997
                                                                                                -------  -------  -------  -------

Ultimate gross liability for unpaid
 claims and claim adjustment expenses                                                           $21,517  $19,007  $15,206  $14,657

Cumulative Amount Paid
----------------------
  One Year Later                                                                                  4,766    5,077    3,716
  Two Years Later                                                                                 8,625    7,836
  Three Years Later                                                                              10,338

Ultimate Gross Reserves reestimated as of
-----------------------------------------
  One Year Later                                                                                 19,618   16,995   14,568
  Two Years Later                                                                                18,181   16,469
  Three Years Later                                                                              17,499
  Redundancy (Deficiency)                                                                       $ 4,018  $ 2,538  $   638

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

The cumulative redundancy (deficiency) represents the total change in initial estimates over all subsequent calendar years. For example, the 1988 net reserve developed a redundancy of approximately $197,000 over nine years. That amount is reflected in income over the nine year period. Its full impact was not reflected in any one calendar year. New or modified products can produce different results from historical trends of similar product lines utilized in forecasting their ultimate loss exposure.

Claim payment patterns can be affected by numerous circumstances, such as changes in reinsurance retention or changes in claim practices that could lead to a speeding up or slowing of claim settlement rates.

In evaluating the information contained in the reserve development table, it should be noted that each entry includes the effects of all changes in amounts for prior periods. For example, the redundancy or deficiency related to losses settled in 1997, but incurred in 1988, will be included in the cumulative deficiency amounts for 1988 through 1997. Conditions and trends, such as inflation, that have affected reserve development in the past may not necessarily occur in the future. Therefore, it is not appropriate to extrapolate future deficiencies or redundancies from this table.

At December 31, 1997 and 1996, the loss and loss adjustment expense reserves as reported under generally accepted accounting principles (GAAP) were identical to those reported under statutory accounting principles.


ITEM 7 - CONSOLIDATED FINANCIAL STATEMENTS


                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE(S)
                                                                 -------

Report of Independent Accountants                                  22

Financial Statements:

Consolidated Balance Sheet as of December 31, 1997                 23

Consolidated Statements of Operations for the years ended
 December 31, 1997 and 1996                                        24

Consolidated Statements of Changes in Shareholders' Equity
 for the years ended December 31, 1997 and 1996                    25

Consolidated Statements of Cash Flows for the years ended
 December 31, 1997 and 1996                                        26

Notes to Consolidated Financial Statements                         28


Coopers                    Coopers & Lybrand L.L.P
& Lybrand

                                    a professional services firm


                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and Directors of
North East Insurance Company:

We have audited the consolidated balance sheet of North East Insurance Company and subsidiaries, as of December 31, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of North East Insurance Company and subsidiaries as of December 31, 1997 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/S/ Coopers & Lybrand L.L.P.
Portland, Maine
March 31, 1998


                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                           as of December 31, 1997


                                                                                  1997
                                                                              -----------

ASSETS
------
  Investments (Note F):
    Fixed maturities available for sale, at fair value (amortized cost
     $12,817,492)                                                             $13,060,654
    Equity securities available for sale, at fair value (cost $92,263)             92,263
    Short-term investments, at fair value                                       3,397,581
                                                                              -----------
      Total investments                                                        16,550,498
  Reinsurance (loss and loss adjustment expense reserves and paid
   recoverables (Note D))                                                       5,226,919
  Premium balances receivable                                                   4,478,724
  Reinsurance premium balances receivable                                       2,139,973
  Deferred policy acquisition costs (Note B)                                    1,029,488
  Prepaid reinsurance premiums (ceded unearned premium (Note D))                  373,319
  Cash on hand                                                                    375,157
  Investment income due and accrued                                               209,904
  Property and equipment, net of accumulated depreciation (Note G)                425,429
  Deferred tax asset (Note C)                                                   1,790,393
  Prepaid expenses                                                                 11,487
  Prepaid federal income tax                                                        9,242
  Other assets                                                                    191,037
                                                                              -----------
      Total Assets                                                            $32,811,570
                                                                              ===========

LIABILITIES
-----------
  Losses and loss adjustment expenses (Note D and H)                          $14,657,226
  Unearned premiums                                                             6,272,130
  Reinsurance balances payable                                                    790,456
  Reserve for unpaid expenses and other liabilities                               608,287
  Book overdraft, net                                                             397,123
  Other liabilities                                                               100,694
                                                                              -----------
      Total Liabilities                                                        22,825,916
                                                                              -----------
  Commitments and contingent liabilities (Notes D and J)

SHAREHOLDERS' EQUITY (Note E)
-----------------------------
  Common stock $1.00 par value, authorized 6,000,000 shares, issued
   and outstanding 3,046,842 shares                                             3,046,842
  Additional paid-in capital                                                    6,403,621
  Unrealized appreciation of investments                                          160,487
  Accumulated retained earnings                                                   374,704
                                                                              -----------
      Total Shareholders' Equity                                                9,985,654
                                                                              -----------

      Total Liabilities and Shareholders' Equity                              $32,811,570
                                                                              ===========


                 The accompanying notes are an integral part
                  of the consolidated financial statements.



                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended December 31, 1997 and 1996


                                                        1997            1996
                                                     -----------     -----------

Revenues:
  Premiums earned                                    $11,759,548     $11,536,429
  Premiums ceded (Note D)                               (266,065)     (5,303,573)
                                                     ---------------------------
      Net premiums earned                             11,493,483       6,232,856
  Net investment income (Note F)                         763,438       1,041,762
  Realized capital gains (losses) (Note F)                35,321          57,617
                                                     ---------------------------
      Total revenues                                  12,292,242       7,332,235

Expenses:
  Losses and loss adjustment expenses                  8,358,886       5,775,929
  Reinsurance recoveries (Note D)                     (1,558,084)     (2,270,542)
                                                     ---------------------------
      Net losses and loss adjustment expenses          6,800,802       3,505,387
  Underwriting expenses incurred                       5,025,434       2,520,488
                                                     ---------------------------
      Total expenses                                  11,826,236       6,025,875
                                                     ---------------------------

Income before provision for income taxes                 466,006       1,306,360

Provision (benefit) for income taxes (Note C)            177,326      (2,069,136)
                                                     ---------------------------

      Net income                                     $   288,680     $ 3,375,496
                                                     ===========================

Net income per common share:
  Basic                                                    $0.10           $1.13
                                                     ===========================

  Diluted                                                  $0.09           $1.13
                                                     ===========================


                 The accompanying notes are an integral part
                  of the consolidated financial statements.


                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended December 31, 1997 and 1996


                                                    1997            1996
                                                 -----------     -----------

Common stock, par value:
  Balance at beginning of year                   $ 3,002,375     $ 2,992,314
  Change during year                                  44,467          10,061
                                                 ---------------------------
      Balance at end of year                       3,046,842       3,002,375
                                                 ---------------------------

Additional paid-in capital:
  Balance at beginning of year                     6,348,039       6,346,156
  Change during year                                  55,582           1,883
                                                 ---------------------------
      Balance at end of year                       6,403,621       6,348,039
                                                 ---------------------------

Unrealized appreciation (depreciation):
  Balance at beginning of year                      (111,477)        377,053
  Change during year, net                            271,964        (488,530)
                                                 ---------------------------
      Balance at end of year                         160,487        (111,477)
                                                 ---------------------------

Accumulated retained earnings (deficit):
 Balance at beginning of year                         86,024      (3,289,472)
  Net income                                         288,680       3,375,496
                                                 ---------------------------
      Balance at end of year                         374,704          86,024
                                                 ---------------------------

Treasury stock, at cost:
  Balance at beginning of year                             0          (5,000)
  Change during year                                       0           5,000
                                                 ---------------------------
      Balance at end of year                               0               0
                                                 ---------------------------

Total shareholders' equity at end of year        $ 9,985,654     $ 9,324,961
                                                 ===========================


                 The accompanying notes are an integral part
                  of the consolidated financial statements.



                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1997 and 1996


                                                                      1997            1996
                                                                   -----------     -----------

Cash flows from operating activities:
  Insurance premiums received                                      $11,123,501     $ 5,542,279
  Loss and loss adjustment expenses paid                            (7,668,046)     (7,132,600)
  Operating expenses paid                                           (5,763,145)     (1,961,730)
  Investment income received                                           837,885       1,086,195
  Federal income taxes paid                                                  0          (5,000)
                                                                   ---------------------------
      Net cash used in operating activities                         (1,469,805)     (2,470,856)
                                                                   ---------------------------

Cash flows from investing activities:
  Fixed maturities - sold                                            3,863,582       7,514,127
  Fixed maturities - matured                                                 0       1,200,000
  Fixed maturities - purchased                                      (1,850,675)     (5,597,243)
  Purchase of property and equipment                                  (223,730)       (129,234)
  Mortgage note repaid                                                       0         459,139
  Investment property sold                                              76,160         120,000
  Sale of property and equipment                                        18,224          26,833
                                                                   ---------------------------
      Net cash provided by investing activities                      1,883,561       3,593,622
                                                                   ---------------------------

Cash flows from financing activities:
  Proceeds from issuance of common shares                              100,049          16,944
  Increase (decrease) in book overdraft                                390,058        (139,093)
                                                                   ---------------------------
      Net cash provided (used) by financing activities                 490,107        (122,149)
                                                                   ---------------------------

Net increase in cash and short-term investments                        903,863       1,000,617
Cash and short-term investments at beginning of year                 2,868,875       1,868,258
                                                                   ---------------------------
Cash and short-term investments at end of year                     $ 3,772,738     $ 2,868,875
                                                                   ===========================


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                                 (Continued)


                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED RECONCILIATION OF CASH USED IN
                     OPERATING ACTIVITIES TO NET INCOME
               for the years ended December 31, 1997 and 1996


                                                                      1997            1996
                                                                   -----------     -----------

Net income                                                         $   288,680     $ 3,375,496

Decrease in loss and loss adjustment expense reserve                  (548,357)     (3,801,142)
Increase (decrease) in unearned premium reserve, net                 2,731,741        (167,115)
Increase (decrease) in expense accruals and other liabilities         (350,338)        375,666
Loss on disposal of property and equipment                              63,238               0
Loss (gain) on investment activities                                   (18,974)         20,399
Decrease (increase) in deferred policy acquisition costs              (630,893)        (86,372)
Depreciation and amortization expense                                  195,115         190,489
Increase in net premium and ceded reinsurance balances              (3,405,610)       (249,533)
Decrease in allowance for doubtful accounts                            (15,000)       (100,000)
Decrease in investment income due and accrued                           74,447          44,433
Amortization of bond premium, net                                       72,030          80,491
Loss (gain) on mortgage note in default                                      0         (79,139)
Loss (gain) on sale of real estate                                     (16,347)          1,123
Increase in other assets                                               (86,863)         (1,516)
Increase (decrease) in federal income tax payable                            0         (14,500)
Decrease (increase) in prepaid federal income tax                            0          (9,242)
Decrease (increase) in deferred tax asset                              177,326      (2,050,394)
                                                                   ---------------------------
      Net cash used in operating activities                        $(1,469,805)    $(2,470,856)
                                                                   ===========================


                 The accompanying notes are an integral part
                  of the consolidated financial statements.



                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             --------------------


A.  Summary of Significant Accounting Policies:
-----------------------------------------------

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

The Company is engaged in the business of underwriting and accepting property and casualty insurance risks in the State of Maine. Its principal insurance products consist of personal and commercial automobile coverage (including automobile liability and automobile physical damage) and other general lines, including but not limited to, general liability, commercial multi-peril, inland marine, fire and allied lines. ACIC, licensed to write property and casualty insurance risks in the states of New York and Texas, has not written or renewed any insurance risks since March 1990 and is in runoff. NAU, a Maine domiciled brokerage company, is dormant.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain 1996 amounts have been reclassified in 1997 for comparative purposes.

Premiums and Unearned Premiums
------------------------------

Premium revenues are reported as earned, principally on a monthly pro rata basis over the terms of the respective policies. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies.

Premium balances receivable represent amounts to be collected from agents and insureds. The Company offers insureds installment plans under which insureds may remit amounts due, in accordance with a predetermined schedule, over the term of the policy. Premium balances receivable are recorded for the full premium amount when the policy is written. These receivables include amounts not currently due under the installment plan. Premium balances receivable include $3,712,405 for amounts not yet due at December 31, 1997. The allowance for doubtful accounts at December 31, 1997 was $15,000.

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

Employee Benefits
-----------------

The Company maintains a 401(k) Profit Sharing Plan (the "Plan") covering all employees. The Plan is intended to provide funds for participants' use at retirement. Employees may elect to contribute up to 10% of their pre-tax earnings to the Plan. The Company provides a matching contribution of 25% of the first 4% of an employee's elective contribution. The Plan also provides that the Company may make an additional contribution subject to the profitability of the Company for the related calendar year. For the years ended December 31, 1997 and 1996, the Company contributed $9,401 and $7,652, respectively, pursuant to the matching formula. The Company contributed $0 and $9,820 under the profitability formula as of December 31, 1997 and 1996, respectively.

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

      * Short-term Investments: Fair values for these instruments are the amounts reported in the Consolidated Balance Sheet.

Capital Structure
-----------------

The Company's capital consists of 6,000,000 authorized common shares, par value $1.00, of which 3,046,842 are issued and outstanding.

Earnings per Share
------------------

Effective December 31, 1997, North East adopted Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share ("EPS") . Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The weighted average number of shares outstanding used to calculate basic EPS was 3,022,898 and 2,994,265 in 1997 and 1996, respectively. The weighted average number of shares outstanding used to calculate diluted EPS was 3,098,235 and 2,994,265 in 1997 and 1996, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding while giving effect to all dilutive potential common shares outstanding.

Statements of Cash Flows
------------------------

The Company utilizes the direct method of presenting cash flows from operating activities. For purposes of the statements of cash flows, cash was determined to include cash and short-term (highly liquid) investments with original maturities less than three months

Accounting Pronouncements Adopted
---------------------------------

Effective December 31, 1997 the Company adopted FAS No. 128 which changed the computation of EPS and requires dual presentation of "basic" and "diluted" EPS. FAS 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share".

Effective December 31, 1997 the Company adopted FAS No. 129, "Disclosures of Information About Capital Structure", which consolidates disclosure requirements related to the type and nature of securities contained in an entity's capital structure. FAS 129 does not add or change any of North East's disclosures.

Effective January 1, 1997 the Company adopted FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides guidiance for recognition or derecognition of assets and liabilities, focusing on the concepts of control and extinguishment. The adoption of FAS 125 did not have a material effect on North East's results of operations or financial position.

New Accounting Pronouncements
-----------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 130, "Reporting Comphrehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. North East is required to adopt FAS 130 effective January 1, 1998, with reclassification of financial statements for earlier years required.

In June 1997, the FASB issued FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company is required to adopt FAS 131 effective January 1, 1998 and comparative information for earlier years must be restated. This statement does not need to be applied to interim financial statements in the initial year of application. The Company is currently considering what impact, if any, FAS 131 will have on its current reporting format.

In February 1998, the FASB issued FAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company is required to adopt FAS 132 effective January 1, 1998, with restatement of disclosure for earlier years required.

In December 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which provides guidance on accounting for insurance-related assessments. North East is required to adopt SOP 97-3 effective January 1, 1998. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of SOP 97-3 is not expected to have a material impact on North East's results of operation, liquidity or financial position.


B.  Deferred Policy Acquisition Costs:
--------------------------------------

Deferred policy acquisition costs ($1,029,488 at December 31,1997) represent the Company's best estimate of amounts expected to be recovered against future earned premium from policies currently inforce and anticipated investment income. The estimates take into account an estimate for anticipated future loss experience of these policies. While the Company believes that the recovery of this asset is likely, it is remotely possible that the assumptions used will prove inappropriate and the Company's estimate that it will recover the carrying amount of this asset could change.

The following table reconciles the change in deferred policy acquisition costs for the years ended December 31, 1997 and 1996:

                                                           1997          1996
                                                        ----------     ---------

Balance, beginning of year                              $  398,595     $ 312,223

Deferral of policy acquisition costs during year         3,570,811       733,051

Amortization of deferred policy acquisition costs
 during year                                            (2,939,918)     (646,679)
                                                        ------------------------

Balance, end of year                                    $1,029,488     $ 398,595
                                                        ========================


C.  Federal Income Taxes:
-------------------------

A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the provision (benefit) for income taxes for the year ended December 31, 1997 and 1996 is as follows:

                                                      1997          1996
                                                    --------     -----------

Tax at federal statutory rate of 34%                $158,442     $   444,162
Utilization of net operating loss carryforwards     (106,938)       (467,357)
Timing differences between GAAP basis income
 and tax basis income                                116,320           4,453
Change in valuation allowance                          9,492      (2,050,394)
                                                    ------------------------
Provision (benefit) for income taxes                $177,326     $(2,069,136)
                                                    ========================


Details of the components of the deferred tax asset and liabilities and the valuation allowance at December 31, 1997 are as follows:


Deferred Tax Assets
-------------------
Tax based on net operating loss carryforward               $1,236,164
Loss reserve adjustments                                      509,855
Unearned premium adjustments                                  401,119
Capital loss carryforward                                     230,007
Other                                                          75,956
                                                           ----------
Gross deferred tax assets                                   2,453,101
Less Valuation allowance                                     (230,007)
                                                           ----------
Gross deferred tax asset after valuation allowance          2,223,094
                                                           ----------

Deferred Tax Liabilities
------------------------
Deferred policy acquisition costs                             350,026
Unrealized appreciation of investments                         82,675
                                                           ----------
Gross deferred tax liabilities                                432,701
                                                           ----------

Net deferred tax asset                                     $1,790,393
                                                           ==========

The Company's unused net operating loss carryforwards of $3,635,777 expire in varying amounts between 2001 and 2011. The Company also has unused capital loss carryforwards of approximately $264,000 expiring by 2001.


D.  Commitments and Contingent Liabilities:
-------------------------------------------

Reinsurance
-----------

The Company cedes various risks to other insurers and reinsurers. The Company utilizes excess of loss and quota share reinsurance as well as catastrophe and clash coverage. Ceding of insurance does not discharge the Company's obligation to the policyholder in the event the reinsurer is unable to fulfill its obligation.

Current reinsurance protection is provided through two layers of excess of loss reinsurance. The first layer, considered to be the working layer, assumes $150,000 of coverage beyond the first $50,000. The second layer, allows the Company to offer policy limits up to $1,000,000 by assuming $800,000 of coverage beyond the first $200,000. The casualty clash excess of loss treaty provides coverage for $1,000,000 in excess of $1,000,000 in the event more than one of our insureds is involved in a single loss occurrence exposing the coverage limits of the policies. The property catastrophe coverage provides for $1,500,000 of coverage in excess of $500,000 in the event of a catastrophe. The first layer excess of loss treaty was endorsed in 1997 to revise the premium rate, eliminate the profit sharing and provide a experience rated premium adjustment in the event the North East's direct loss and loss expense ratio exceeded 57% for the 1997 accident year. The 35% quota share treaty in effect for 1996 and 1995 was cancelled on a runoff basis effective January 1, 1997 and subsequently commuted on September 30, 1997.

The reinsurance balances receivable include $2,208,756 from Motors Insurance Corporation on behalf of a wholly owned subsidiary, MIC Reinsurance Corporation. No other reinsurer accounts for more than 10% of the total balance at December 31, 1997.

Reinsurance balances payable represent unpaid ceded premiums of $182,811 and funds held under reinsurance contracts of $607,645 at December 31,1997. Paid loss and loss adjustment expenses recoverable from reinsurers at December 31, 1997 amounted to $1,694,573. The allowance for uncollectible reinsurance balances at December 31, 1997 was $136,000.

Ceded loss and loss adjustment expense reserves include estimates of the reinsurers share of the ultimate cost for all unpaid losses and loss adjustment expenses incurred as of the balance sheet date. The ceded reserves are determined using statistical projections based on the historical development of past incurred and paid claims. Management believes these reserves are adequate to cover all future loss settlements and represent the best estimate of the total ceded reserves as of the balance sheet date; however, management is also cognizant that the final ultimate ceded reserves may yield a different result. Management will continue to monitor the Company's claim settlements closely in order to provide timely adjustments to this ceded reserve when appropriate.

Written premium amounts reflected in the financial statements are as follows:

                                             1997            1996
                                          -----------     -----------

Direct Written Premiums                   $12,304,640     $11,126,794
Assumed Written Premiums                       10,036          66,763
Ceded Return (Written) Premiums             1,910,548      (5,127,816)
                                          ---------------------------
Net Written Premiums                      $14,225,224     $ 6,065,741
                                          ===========================

Ceded return (written) premiums for the year ended December 31, 1997 includes $793,697 in return premium due to retroactive rate adjustments to the Company's first layer excess of loss treaty currently in force, $175,503 of return premium due to experience rating adjustments for various treaties now in runoff and $71,005 in return premium due rate adjustments to the Company's second layer excess of loss treaty currently inforce. In addition, the aggregate limit excess endorsement to the first layer excess of loss treaty provided $1,800,000 in ceded return adjustment premium. Without these adjustments, ceded written premium for the year ended December 31, 1997 was $929,657.

Earned premium amounts reflected in the financial statements are as follows:

                                           1997            1996
                                        -----------     -----------

Direct Earned Premiums                  $11,742,870     $11,442,307
Assumed Earned Premiums                      16,678          94,122
Ceded Earned Premiums                      (266,065)     (5,303,573)
                                        ---------------------------
Net Earned Premiums                     $11,493,483     $ 6,232,856
                                        ===========================

Other ceded reinsurance amounts reflected in the financial statements are as follows:

                                                             1997            1996
                                                          -----------     ----------

Reinsurance commission recovered (returned)               $(1,194,463)    $2,890,101
Loss and loss adjustment expense reserves                   3,668,346      4,828,761
Prepaid reinsurance premiums (ceded unearned premium)     $   373,319     $2,549,932

Reinsurance commission returned to the reinsurer in 1997 includes commission on the returned written premium, mentioned above, and a commission adjustment pursuant to the quota share treaty commuted September 30, 1997 wherein the deductible was reduced from $1,000 to $100 increasing loss recoveries and reducing expense recoveries by approximately $900,000.

Other
-----

The Company has an Employment Agreement with Mr. Schatz, dated December 1, 1997 commencing January 1, 1998 and expiring December 31, 2000. The agreement provides for a base salary of $175,000 per annum commencing in 1998 (subject to annual adjustments based on increases in the Consumer Price Index). The agreement also entitles Mr. Schatz to a bonus in the event aggregate after tax net profit exceeds targeted growth expectations as determined by the Board of Directors. The agreement contains certain non-renewal and termination clauses which if triggered could result in compensation awards ranging from $175,000 to $350,000 depending on the circumstances. The Company has accrued a 1997 bonus award of $10,500 pursuant to Mr. Schatz's prior Employment Agreement.

As of October 28, 1996 the Company entered into a letter agreement with Mr. Schatz, in which it agreed to pay him a special cash bonus of $60,000 in 1996,and cash bonuses of $33,997 per year in 1997 through 2006 (totaling $339,970). These annual cash bonuses will terminate if Mr. Schatz voluntarily terminates his employment other than for "Good Reason" as defined in his Employment Continuity Agreement (described below), or if the Company terminates his employment for "Good Cause" as defined in the Employment Continuity Agreement. In exchange for these payments, Mr. Schatz has agreed to release any and all claims he may have had for non-payments under his Employment Agreement for 1991 through October 1996.

As of October 28, 1996 the Company entered into letter agreements with two other senior executives, Messrs. Libby and Koren. Among other things, these agreements provide for special one-time cash bonuses if Mr. Libby or Koren remain employed with the Company through September 30, 1997 or 1998, respectively, or if either person terminates his employment for "Good Reason" prior to such date. The Company paid $48,088 pursuant to these agreements in 1997 and at December 31, 1997 the Company has accrued $17,715 relating to its remaining obligation.

As of October 28, 1996 the Company entered into Employment Continuity Agreements with each of Messrs. Schatz, Libby, and Koren. These Agreements provide for special severance compensation if, within 12 months after a "Change in Control Event," the executive's employment terminates at the instigation of the Company (other than for "Good Cause") or at the instigation of the executive for "Good Reason." The maximum benefit payable under these Agreements is 300% (for Mr. Schatz) or 200% (for Messrs. Libby or Koren) of the executive's annual base salary then in effect plus profit-sharing award for the prior year, subject however to a cap of 299% of the executive's "Base Amount" as defined in Section 280G of the Internal Revenue Code.

The following tables reconcile statutory surplus and net income amounts reported under statutory accounting principles to those reported herein under GAAP at December 31, 1997 and 1996 and for the years then ended.

                                                                      As of December 31,
                                                                  --------------------------
                                                                     1997            1996
                                                                  -----------     ----------

Statutory surplus, as reported by the Company                     $ 6,457,206     $6,738,116
Statutory basis adjustments                                           (98,443)             0
                                                                  --------------------------
Statutory surplus, as adjusted herein                               6,358,763      6,738,116

Reconciliation to GAAP basis:
  Deferred policy acquisition costs                                 1,029,488        398,595
  Provision for unauthorized reinsurance                              126,600        128,600
  Deferred tax asset                                                1,790,393      2,050,394
  Excess of statutory reserve over statement reserves                 145,400         46,600
  Other non-admitted assets
    Data processing equipment                                          62,500         95,715
    Other                                                             380,115        308,031
    Premiums receivable                                                   233            849
    Adjustment for difference in valuation method for
     certain fixed maturities                                         243,162        (52,717)
    GAAP basis reserves in lieu of provision for unauthorized
     and other statutorily non-admitted assets                       (151,000)      (389,222)
                                                                  --------------------------

GAAP basis, surplus                                               $ 9,985,654     $9,324,961
                                                                  ==========================

Statutory net income (loss), as reported                          $  (266,788)    $  669,006
  Statutory basis adjustments                                        (161,148)             0
                                                                  --------------------------
  As adjusted herein                                                 (427,936)       669,006
Reconciliation to GAAP basis:
  Change in deferred policy acquisition costs                         630,893         86,372
  Equity in net income (loss) on non insurance subsidiary              13,339         (8,540)
  GAAP basis reserves in lieu of provision for unauthorized
   and other statutorily non-admitted assets
    Statutory write down of uncollectible agent receivable
     written down in 1990 on a GAAP basis                                   0        652,484
    Other                                                             290,507       (115,017)
  Federal income tax adjustment                                       (40,797)        40,797
  Deferred tax credit (expense)                                      (177,326)     2,050,394
                                                                  --------------------------

GAAP basis, net income                                            $   288,680     $3,375,496
                                                                  ==========================


F.  Investments:
----------------

The amortized cost and fair value of investments in fixed maturities available for sale at December 31, 1997 were as follows:

                                                                   Gross          Gross         Estimated
                                                  Amortized      Unrealized     Unrealized        Fair
                                                    Cost           Gains          Losses          Value
                                                 -----------     ----------     ----------     -----------

U.S. Treasury Securities and Obligations of
 U.S. Government agencies                        $ 5,145,550      $213,462       $ 6,443       $ 5,352,569
Public Utilities                                   1,001,918        13,082             0         1,015,000
Corporate Securities                               6,670,024        30,610         7,549         6,693,085
                                                 ---------------------------------------------------------
Total Fixed Maturities                           $12,817,492      $257,154       $13,992       $13,060,654
                                                 =========================================================


During 1997 the Company determined that the diminution in value of its investment in Memorex common stock was more permanent than temporary. Accordingly the Company wrote down this equity security investment through a charge to realized losses of $62,705. At December 31, 1997, the cost of equity securities available for sale approximated the fair value of $92,263.

The investment concentration of corporate fixed maturities for each investment category which in the aggregate exceeds 10% of shareholders' equity at December 31,1997 is as follows:

                               Estimated
                                 Fair
                                 Value          %
                               ----------     -----
Category:
---------
  Bank & Finance               $3,112,287      46.5
  Retail & Consumer             1,535,798      22.9
  Industrial                    2,045,000      30.6
                               --------------------
                               $6,693,085     100.0
                               ====================


The amortized cost and estimated fair value of all fixed maturities available for sale at December 31, 1997 are shown below by contractual maturity. Actual dates for realization of such proceeds will differ from the contractual maturity date because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             Amortized        Estimated
                                                Cost          Fair Value
                                             -----------     ------------

Due to Mature:
--------------
Within one year                              $   754,398     $    757,493
After one year through five years              7,619,406        7,710,698
After five years through ten years             1,215,729        1,217,365
After ten years through fifteen years          1,237,556        1,245,000
After fifteen years                            1,990,403        2,130,098
                                             ----------------------------
                                             $12,817,492      $13,060,654
                                             ============================

Proceeds from sales of investments in fixed maturities available for sale during 1997 and 1996 were $3,863,582 and $7,514,127, respectively. There were no maturities of fixed maturities available for sale in 1997. During 1996, fixed maturities with par value of $1,200,000 matured. Gross gains of $3,320 and $70,066 and gross losses of $4,849 and $90,815 were realized on sales of fixed maturities in 1997 and 1996, respectively.

The Company maintains deposits with various states in which the Company is licensed. These deposits are subject to certain regulatory restrictions. The aggregate amortized cost of such investments was $2,860,716 at December 31, 1997.

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

Realized capital gains (losses) for the years ended December 31, 1997 and 1996 consisted of the following:

                                           1997          1996
                                         --------      --------

Fixed maturities                         $(1,529)      $(20,749)
Gain on sale of real estate               16,347              0
Gain from equity securities               20,870              0
Gain on mortgage note repayment                0         78,015
Other                                       (367)           351
                                         ----------------------

Total gain (loss)                        $35,321        $57,617
                                         ======================

The change in unrealized appreciation (depreciation), before provision for income taxes, on fixed maturities available for sale and equity securities was as follows:

                                 1997         1996
                               --------     ---------

Fixed maturities               $295,880     $(479,985)
Equity securities                58,759        (8,545)
                               ----------------------

     Total                     $354,639     $(488,530)
                               ======================

Net investment income for the years ended December 31, 1997 and 1996 consisted of the following:

                                               1997          1996
                                             --------     ----------

Interest on fixed maturities                 $943,477     $1,175,135
Interest on short-term investments            105,330        124,679
Rental income, investment property              7,250         17,850
Dividends on equity securities                    451            451
Amortization of bond premium, net             (70,537)       (80,491)
Other                                           9,575          7,751
      Total investment income                 995,546      1,245,375
                                             -----------------------

Investment expenses                           232,108        203,613
                                             -----------------------

      Net investment income                  $763,438     $1,041,762
                                             =======================

Investment expense in 1997 and 1996 includes $12,296 and $2,371, respectively, of interest expense due reinsurers on funds withheld.


G.  Property and Equipment:
---------------------------

Property and equipment, which are stated at cost, consist of the following as of December 31, 1997:

                                                                            Estimated
                                                       Amount              Useful Life
                                                       ----------      --------------------

Leasehold Improvements                                 $   74,104      lease term - expires
                                                                             year 2000

Equipment, furniture and fixtures and automobiles         242,814            3-5 years
Computer software & hardware                              699,903           3-10 years
                                                       ----------
                                                        1,016,821
Less accumulated depreciation and amortization            591,392
                                                       ----------

                                                       $  425,429
                                                       ==========

Depreciation and amortization expense for the years ended December 31, 1997 and 1996 was $195,115 and $190,489, respectively.

The unamortized value of computer software was $123,931 and $108,690 for the years ended December 31, 1997 and 1996, respectively. Depreciation expense of computer software was $38,213 and $35,948 for the years ended December 31, 1997 and 1996, respectively. During 1996, $1,989 of previously capitalized software was written off.


H.  Reserve for loss and loss adjustment expenses:
--------------------------------------------------

The following table provides a reconciliation of the changes in loss and loss adjustment expense reserves, after deducting amounts recoverable from reinsurers for 1997 and 1996.

                  Reconciliation of Liability for Loss and
                       Loss Adjustment Expenses (LAE)

                                                                1997             1996
                                                             -----------      -----------

Reserves for losses and LAE:
  Beginning of year                                          $15,205,583      $19,006,725
Amounts recoverable from reinsurers on unpaid losses           4,828,760        4,703,238
                                                             ----------------------------
Beginning of year, net                                        10,376,823       14,303,487
  Add:
    Provision for losses and LAE for claims arising in:
      Current year                                             7,909,126        5,823,867
      Prior years                                             (1,108,324)      (2,318,480)
  Less:
    Losses and LAE paid on claims arising in:
      Current year                                             4,555,270        3,826,876
      Prior years                                              1,633,475        3,605,175
                                                             ----------------------------
  End of year, net                                            10,988,880       10,376,823

Amounts recoverable from reinsurers on unpaid losses           3,668,346        4,828,760
                                                             ----------------------------
Losses and loss adjustment expenses per Consolidated
 Balance Sheet                                               $14,657,226      $15,205,583
                                                             ============================

Reserves for losses and loss adjustment expenses represent estimates of the ultimate cost of all unpaid losses and loss adjustment expenses incurred through to the balance sheet date. These estimates are reviewed on a quarterly basis and as experience develops and new information becomes known, they are adjusted as necessary and are reflected in current operating results.

For the years ending December 31, 1997 and 1996 the actuarial estimate indicated that the prior year reserve for losses and loss adjustment expenses were redundant by $1,108,324 and $2,318,480 respectively.

I.  Stock Options:
------------------

At the Annual Shareholders Meeting, June 10, 1997, shareholders approved the North East Insurance Company Stock Option Plan. The Plan provides for awards of Incentive Stock Options (ISOs), nonqualified Stock Options (NSOs), and Stock Appreciation Rights (SARs). ISOs and NSOs represent the right to purchase
North East common stock at a designated option price per share. SARs represent the right to receive a future payment in an amount which is determined by reference to the value of a share of common stock. Common stock issuable under the Plan is limited to 600,000 shares in the aggregate. The Plan is administered by a committee of two or more non-employee directors appointed by the Board of Directors.

Employees may be awarded either ISOs or NSOs, in each case carrying an option price of not less than 100% of the fair market value per share on the date of grant. No ISO may be exercised more than ten years after the date of grant, and no ISO may be granted to any employee who, at the time of grant, owns more than 10% of the outstanding voting stock of the Company.

On October 28, 1996 the Board of Directors granted Robert G. Schatz a Non statutory Stock Option for 200,000 shares of common stock, at an exercise price of $1.625 per share. The option was subject to shareholder approval of the Plan at the Annual Shareholders Meeting, June 10, 1997. These options are fully excercisable.

On June 10, 1997 the Board of Directors granted Ronald A. Libby a Incentive Stock Option for 100,000 shares of common stock, at an exercise price of $2.375 per share. Under the option 20 percent become exercisable on the date of grant and on the anniversary date of each of the four years following the date of grant.

Options granted and remaining unexercised at December 31, 1997 represented 300,000 shares of common stock at a weighted average price of $2.42 per share. Options excercisable at December 31, 1997 represented 220,000 shares of common stock at a weighted average price of $1.69 per share.

All options expire ten years from the date of grant. No options were exercised, forfeited or expired in 1997.

The Company uses Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to recognize compensation cost. If the Company had adopted the provisions of FAS No. 123, "Accounting for Stock Based Compensation", net income and earnings per share for 1997 would have been reduced to the pro forma amounts indicated below:


            Net income (Loss)
            -----------------
              As reported                          $288,680
              Pro forma                              (4,848)

            Earnings per common share:
            --------------------------
              As reported
                Basic                                 $0.10
                Diluted                               $0.09
              Pro forma
                Basic                                 $0.00
                Diluted                                0.00

The fair value of each option granted is estimated on the effective date of grant using a Black-Scholes option-pricing model assuming a seven year life expectancy, a stock price volatility of 80%, a dividend yield of 0% and a risk-free interest rate of 6.56%.


J.  Dividend Restriction:
-------------------------

Under Maine Law, dividends may only be paid from available and accumulated statutory surplus funds which have been derived from net operating income and net realized capital gains. At the present time the Company has an accumulated statutory unassigned deficit and does not expect to be in a position to pay dividends in the near future. The Company has never paid a dividend.


K.  Legal Proceedings:
----------------------

The Company for many years has been a party-in-interest in The Official Committee of Unsecured Creditors of American Motor Club, Inc v. Bernard D. Gershuny, et al (U.S. District Court for the Eastern District of New York,
1992). Certain defendants in this action had brought third-party claims against NEIC. During 1997 two large sales of NEIC common stock were consummated on behalf of Mr. Gershuny and First National Life & Casualty Assurance Company, pursuant to prior settlement arrangements. Net proceeds of these sales were paid to the Creditors Committee and certain others. The proceeds to the Creditors Committee were less than the full settlement amount, and the Committee takes the position that it is free to pursue the defendants for the remaining deficiency. Despite the potential continuation of this action and related claims, Management of the Company believes that sufficient payment has been received by the Committee to effect a release of counterclaims and third-party claims by the defendants. Management therefore considers all claims against NEIC to have been resolved without liability to the Company.

Other than ordinary routine litigation incidental to the business, there are no other material legal proceedings pending with regard to NEIC or its wholly-owned subsidiary ACIC.

L.  Leases:
-----------

The Company has various operating leases, including the lease of its home office building, required in the day to day operations of the Company. Lease payments under these agreements were not material, except for the home office lease which expires December 31, 2000 at an annual cost of $134,483 for 1997, increasing gradually to $144,823 for the year ending December 31, 2000. The expense incurred for lease and lease related items for the years ended December 31, 1997 and 1996 was $210,934 and $186,112, respectively.

The following table is a schedule of future minimum lease payments:

                                      Lease Payment
                                      -------------

      Year 1998                          137,845
      Year 1999                          141,291
      Year 2000                          144,823


M.  Adjustments Made in the Fourth Quarter
------------------------------------------

As discussed below, the Company made certain pre-tax adjustments in the fourth quarter of 1997, which have been included in the December 31, 1997 financial statements.

(a)  Investments

A review was completed of investment assets for permanent impairment, in connection with the fair valuation of investments as of December 31, 1997. As a result of this review, an equity security was written down to a fair value of $0, realizing a loss of $62,705.

(b)  Reinsurance

The Company made significant revisions to its various reinsurance contracts throughout 1997. The impact of these revisions were to; (1) charge off reinsurance profit sharing commission receivable of $121,352; (2) charge off ceding commission receivable of $66,141, associated with the commutation of the Company's quota share treaty effective September 30, 1997; and (3) increase the allowance for doubtful reinsurance recoverables by $36,000.

(c)  Reserve for Unpaid Expenses and Other Liabilities

A detailed assessment was completed in 1998 of liabilities for general administrative and salary-related expenses existing as of December 31, 1997. A net adjustment to reduce the Reserve for Unpaid expenses and Other Liabilities in the financial statements for the year ending December 31, 1997, was $64,069.

(d)  Property and Equipment

The Company continued to implement its new computer system throughout 1997. The policy processing component was installed in late 1995 for policies effective January 1996 and the loss processing component was activated in May 1997. As a result of this ongoing implementation, certain computer hardware and software became obsolete. A review of its computer-related assets in 1998 and determined that as of December 31, 1997, assets costing $25,100, with accumulated depreciation of $18,829, had no ongoing useful economic life. A net charge to earnings of $6,271 was taken in the financial statements for the year ending December 31, 1997 to reduce property and equipment asset values to that reflecting their future economic value to the Company.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                   Part III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

This item, except for certain information pertaining to executive officers included in Part I, is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held in June 1998.

ITEM 10 - EXECUTIVE COMPENSATION

This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held in June 1998.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CHANGES IN CONTROL

This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held in June 1998.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This item is incorporated by reference to the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held in June 1998.


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

      4.1 Instruments Defining the Rights of Security Holders: is incorporated herein by reference to Exhibits 3.1 and 3.2 to NEIC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

     10.3 Employment Agreement dated December 1, 1997 between North East and Robert G. Schatz.

     10.4 Letter Agreement dated October 28, 1996 between the Company and Robert G. Schatz, regarding bonus compensation arrangements is incorporated herein by reference to Exhibits 10.4 to NEIC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

     10.5 Letter Agreement dated October 28, 1996 between the Company and Ronald A. Libby, regarding terms of employment is incorporated herein by reference to Exhibits 10.5 to NEIC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

     10.6 Letter Agreement dated October 28, 1996 between the Company and Samuel M. Koren, regarding terms of employment is incorporated herein by reference to Exhibits 10.6 to NEIC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

     10.7 Employment Continuity Agreement dated as of October 28, 1996 between the Company and Robert G. Schatz is incorporated herein by reference to Exhibits 10.7 to NEIC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. .

     10.8 Employment Continuity Agreement dated as of October 28, 1996 between the Company and Ronald A. Libby Schatz is incorporated herein by reference to Exhibits 10.8 to NEIC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

     10.9 Employment Continuity Agreement dated as of October 28, 1996 between the Company and Samuel M. Koren is incorporated herein by reference to Exhibits 10.9 to NEIC's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

     10.10  North East Insurance Company Stock Option Plan

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

     (b)    Reports on Form 8-K

            The Company filed a report on Form 8-K on December 22, 1997, announcing significant adjustments to its reinsurance arrangements.


                                  SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 30, 1998                    NORTH EAST INSURANCE COMPANY


                                        By: /S/ Robert G. Schatz
                                            --------------------------------
                                                Robert G. Schatz, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                                Title                           Date
-----------------------------      -------------------------------------      --------------

/S/ Robert G. Schatz               President, Chief Executive Officer         March 30, 1998
-----------------------------       and Director
Robert G. Schatz

/S/ Graham S. Payne                Treasurer and Chief Financial Officer      March 30, 1998
-----------------------------
Graham S. Payne

/S/ Edward B. Batal                Director                                   March 30, 1998
-----------------------------
Edward B. Batal

/S/ Terence P. Cummings            Director                                   March 30, 1998
-----------------------------
  Terence P. Cummings

/S/ Robert A. Hancock              Director                                   March 30, 1998
-----------------------------
Robert A. Hancock

/S/ Deborah L. Harmon              Director                                   March 30, 1998
-----------------------------
Deborah L. Harmon

/S/ Wilson G. Hess                 Director                                   March 30, 1998
-----------------------------
Wilson G. Hess

/S/ Joseph M. Hochadel             Director                                   March 30, 1998
-----------------------------
Joseph M. Hochadel

                                   Director                                   March   , 1998
-----------------------------
Jonathan S. Kern

/S/ Bruce H. Suter                 Director                                   March 30, 1998
-----------------------------
Bruce H. Suter


                 NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                        INDEX TO CONSOLIDATED EXHIBITS

                                                                        PAGE(S)
Exhibit No.


  10.3    Employment Agreement dated December 1, 1997 between the
          Company and Robert G. Schatz.                                    57

  10.10   North East Insurance Company Stock Option Plan                   71

  27      Financial Data Schedule                                          78