Form 10KSB/A
period 1997-12-31
NORTH EAST INSURANCE CO
filed 1998-04-30
CIK 352162

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                Form 10-KSB/A

                               Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from .................. to ................


                         Commission File No. 0-11184
                        NORTH EAST INSURANCE COMPANY
               (Name of small business issuer in its charter)


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

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

The issuer ("NEIC" or the "Company") hereby amends Items 9, 10, 11, and 12 of
Part III of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.


                                  Part III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information concerning the current executive officers and directors of NEIC.

        NAME                    AGE        POSITION

        Robert G. Schatz         52        President, Chairman of the
                                           Board, Chief Executive Officer
                                           and Director
        Ronald A. Libby          54        Chief Operating Officer
        Samuel M. Koren          57        Senior Vice President, Secretary
        Graham S. Payne          52        Treasurer, Chief Financial Officer
        Rebecca J. Cerny         45        Vice President
        Edward B. Batal          57        Director
        Terence P. Cummings      43        Director
        Robert A. Hancock        45        Director
        Wilson G. Hess           45        Director
        Joseph M. Hochadel       50        Director
        Jonathan S. Kern         36        Director
        Bruce H. Suter           77        Director

ROBERT G. SCHATZ has served as President and Chief Executive Officer of the Company since March 1988. He was first elected as a Director in December 1987. Mr. Schatz also serves on the Board of Trustees of Unity College, in Unity, Maine.

RONALD A. LIBBY joined the Company in December 1994 and serves as its Chief Operating Officer. From 1987 to 1994 he was President of Maine Mutual Fire Insurance Company.

SAMUEL M. KOREN is Senior Vice President and Secretary of NEIC. He joined the Company in 1977 and has been an Officer since 1978.

GRAHAM S. PAYNE has been Treasurer and Chief Financial Officer of the Company since 1987.

REBECCA J. CERNY has held the position of Vice President of the Company since 1989. From 1986 to 1995 she also served as a Director of the Company.

EDWARD B. BATAL is President of Batal Agency, an insurance agency and real estate broker in Sanford, Maine. He has been President of the agency since 1964. Mr. Batal was elected a Director of NEIC in November 1995.

TERENCE P. CUMMINGS is a Partner with Clausen Miller P.C., a law firm in New York City. He has been a practicing attorney in New York since 1982, and was affiliated with Ohrenstein & Brown from 1985 to 1997. Mr. Cummings was elected a Director of NEIC in November 1995. Mr. Cummings also serves as a Director of First United American Life Insurance Company, a subsidiary of Torchmark Corporation.

ROBERT A. HANCOCK is a Principal of Mann, Frankfort, Stein & Lipp, an accounting firm in Houston, Texas. Mr. Hancock was an auditor with Ernst & Ernst in Houston from 1975 to 1978, and was President of Hancock, Carameros & Rawls, P.C. from 1978 to 1996. Mr. Hancock was elected a Director of NEIC in November 1995.

DEBORAH L. HARMON was first elected as a Director in February 1997. Ms. Harmon is an Executive Vice President at the J.E. Robert Companies (JER). JER is a nationally prominent real estate firm that specializes in the investment, management, and capital recovery of troubled real estate properties and under-performing real estate loans. Ms. Harmon is one of three members of Ballantrae Partners, formed in 1996 to invest in NEIC stock. In January 1997, Ballantrae consummated its purchase of 810,000 shares of NEIC stock formerly held by Bernard D. Gershuny. In August 1996, Ballantrae and NEIC entered into a standstill agreement, described in Item 12 below. Under the standstill agreement, Ballantrae has the right to nominate three members of the NEIC Board of Directors.

WILSON G. HESS has served as President of Unity College in Unity, Maine since 1990. After starting as a professor at the college in 1977, he later became Department Chairman (1985-88) and then Dean of Academic Affairs (1988-89). From 1989 to 1990 he served as Dean of Sterling College in Craftsbury, Vermont. Mr. Hess was elected a Director of NEIC in November 1995.

JOSEPH M. HOCHADEL has served as a Director since 1990, and previously had served as a Director from 1981 to 1986. Since 1981 he has been a Partner with Monaghan, Leahy, Hochadel & Libby, a Portland, Maine law firm.

JONATHAN S. KERN was first elected as a Director in February 1997. Mr. Kern is Executive Vice President and Chairman of the Operating Committee at the J.E. Robert Companies (JER), described above. Mr. Kern is one of three members of Ballantrae Partners, which (as noted above) has the right to nominate three members of the NEIC Board of Directors.

BRUCE H. SUTER was first elected as a Director of NEIC in 1990. Mr. Suter was a Vice President of Stone & Webster Management Consultants, a management consulting firm, from 1985 until his retirement in December 1993. Prior to joining Stone & Webster, Mr. Suter was President and Chief Executive Officer of Ebasco Risk Management Consultants, Inc. and Associated Consulting Management of Ebasco, Ltd.

     Under the Company's bylaws, officers are elected annually by the Board of Directors and serve at the pleasure of the Board. The Company's bylaws currently provide that all directors of the Company are to be elected each year at an annual meeting of shareholders.

     There are no family relationships between any of the executive officers or directors of the Company, nor were there any special arrangements by which any of them was elected to his or her position.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Securities Exchange Act of 1934, certain persons associated with the Company (directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock) are required to file with the Securities and Exchange Commission and the Company various reports disclosing their ownership of Company securities and changes in such ownership. To the Company's knowledge, all requisite reports for 1997 were filed in a timely manner except that Messrs. Batal, Koren, and Suter each had one purchase transaction that was not timely reported on Form 4.


ITEM 10 - EXECUTIVE COMPENSATION

     Set forth below is certain information concerning the compensation of each executive officer of the Company who received more than $100,000 of salary and bonus compensation for the prior fiscal year.

                          SUMMARY COMPENSATION TABLE

  NAME AND                             ANNUAL COMPENSATION      ALL OTHER
  PRINCIPAL POSITION          YEAR      SALARY      BONUS     COMPENSATION(1)
  ------------------          ----     --------    -------    ------------

  Robert G. Schatz            1997     $175,012    $28,276      $ 7,505
    President and Chief       1996     $155,289    $96,216      $73,960
    Executive Officer         1995     $150,000    $30,000      $ 3,982

  Ronald A. Libby             1997     $110,319    $25,293      $ 3,316
    Chief Operating           1996     $101,173    $36,707      $ 7,740
    Officer                   1995     $ 90,346    $   -0-      $ 3,557

  Samuel M. Koren             1997     $ 82,351    $33,442      $ 2,680
    Senior Vice President,    1996     $ 82,351    $22,361      $ 6,937
    Secretary, and Clerk      1995     $ 82,351    $   -0-      $ 3,847

____________________
<F1>  For Mr. Schatz, other compensation in 1997 consists of $3,365 in retroactive salary adjustments, $2,540 for Company-paid insurance premiums, and $1,600 of matching contributions under the 401(k) Plan;
      other compensation in 1996 consists of a $60,000 special bonus in lieu of prior year payments, $9,590 of vacation pay, $2,540 for Company-paid insurance premiums, and $1,830 of matching contributions under the 401(k)
      Plan; and other compensation in 1995 consists of $2,540 for Company-paid insurance premiums and $1,442 of matching contributions under the 401(k)
      Plan.  For Mr. Libby, other compensation in 1997 consists of $2,116 of vacation pay and $1,200 of matching contributions under the 401(k) Plan;
      other compensation in 1996 consists of $7,740 of vacation pay; other compensation in 1995 consists of $3,357 of vacation pay.  For Mr. Koren, other compensation in 1997 consists of $1,584 of vacation pay and $1,096 of matching contributions under the 401(k) Plan; other compensation in
      1996 consists of $5,845 of vacation pay and $1,092 of matching contributions under the 401(k) Plan; other compensation in 1995 consists of $2,833 of vacation pay and $1,014 of matching contributions under the
      401(k) Plan.

                      OPTION GRANTS IN LAST FISCAL YEAR
                             INDIVIDUAL GRANTS

                                            PERCENT OF
                                            TOTAL OPTIONS
                    NUMBER OF SECURITIES    GRANTED TO        EXERCISE
                     UNDERLYING OPTIONS     EMPLOYEES IN       OR BASE      EXPIRATION
                           GRANTED          FISCAL YEAR      PRICE($/SH)       DATE
                    --------------------    -------------    -----------    ----------

Robert G. Schatz               0                  0%              -              -
Ronald A. Libby          100,000(1)             100%           $2.375          6/10/07
Samuel M. Koren                0                  0%              -              -

____________________
<F1>  Mr. Libby's option is subject to vesting requirements and becomes exercisable in five equal installments of 20,000 shares each on the grant date (June 10, 1997) and the next four anniversary dates thereafter.  Upon termination of employment, the unvested portion of the option will expire unless termination results from
      death or disability or (under certain circumstances) occurs within one year after a Change in Control (as defined).


           LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                  ESTIMATED FUTURE PAYOUTS
                                             UNDER NON-STOCK PRICE-BASED PLANS
NUMBER OF SHARES     PERFORMANCE OR OTHER    ---------------------------------
UNITS OR OTHER       PERIOD UNTIL             THRESHOLD   TARGET     MAXIMUM
RIGHTS ($)           MATURATION OR PAYOUT        ($)      ($) (1)    ($) (2)
----------------     --------------------     ---------   --------   --------

Robert G. Schatz      1/1/98-12/31/00             0        $29,284    $94,800
                                                                     plus 10%
                                                                     of After-
                                                                     Tax Profit
                                                                     over $4.41
                                                                     million
Ronald A. Libby             N/A
Samuel M. Koren             N/A

____________________
<F1>  Subject to Note 2 below, the payout equals 5% of the amount by which
      After-Tax Profit (as defined) over the three-year period exceeds approximately $3.3 million.  For illustrative purposes, the "Target"
      payout shown here assumes that NEIC achieves the same level of After-
      Tax Profit in 1998-2000 that was achieved in 1995-1997 (before adjustment for the favorable impact of a $2.1 million valuation allowance adjustment recorded by the Company in 1996).
<F2>  If the Company achieves cumulative After-Tax Profit of approximately
      $5.2 million for the three-year period, the payout increases to 10% of the excess over that higher threshold, plus $94,800 calculated on the
      After-Tax Profit between the lower and higher threshold.  There is no stated maximum payout.


SCHATZ EMPLOYMENT AGREEMENT

     The Company is a party to a new Employment Agreement with Mr. Schatz that became effective January 1, 1998. The Agreement provides for (i) a base salary of $175,000 per annum (subject to annual adjustments based on increases in the Consumer Price Index) and (ii) a three-year profit sharing bonus calculated on After-Tax Profit, as described below.

     If the Company's After-Tax Profit (as defined) over a three-year period exceeds a threshold amount of After-Tax Profit, then Mr. Schatz will be entitled to a bonus under the Agreement. Specifically, if After-Tax Profit over the three-year period exceeds approximately $3.3 million, then the bonus will equal 5% of the excess over such target; to the extent that After-Tax Profit exceeds approximately $5.2 million, he will be entitled to a bonus of approximately $94,800 plus 10% of the excess over such higher threshold. (The lower and higher thresholds represent a 10% and 15% compounded growth rate, respectively, in shareholders equity over the three-year period.) The targeted growth rates are subject to change, to account for capital influxes into the Company or to account for dividends or distributions of capital to shareholders.

     In October 1996, the Board of Directors had awarded Mr. Schatz a stock option for 200,000 shares of Common Stock, at the then prevailing market price per share, subject to shareholder approval of a contemplated Stock Option Plan. The Stock Option Plan was approved by shareholders in June 1997.

     The Employment Agreement provides Mr. Schatz with a lump-sum severance payment of $175,000, in the event that the Company terminates his employment "without cause" or Mr. Schatz terminates his employment "for good reason" (as such terms are defined in the Agreement). Furthermore, if Mr. Schatz complies with a non-competition covenant for one year from the date of termination of his employment, he will be entitled to additional severance payments totaling $175,000 plus interest at the federal long-term rate (as defined), which amount payable in 108 monthly installments commencing one year after termination of employment. These payments were previously negotiated with Mr. Schatz in 1996, in settlement of his claims for unpaid bonuses and options under his 1991 Employment Agreement.

EMPLOYMENT CONTINUITY AGREEMENTS

     In October 1996 the Board approved Employment Continuity Agreements with Mr. Libby and Mr. Koren. Under these Agreements, if the executive's employment is terminated within twelve months after the occurrence of a Change in Control Event (as defined), then the Company agrees to provide the executive with special severance compensation equal to 200% of the sum of his current annual base salary plus any profit sharing award for the prior year, provided that the payment will be reduced if and to the extent necessary to keep the payment from becoming non-deductible under Section 280G of the Internal Revenue Code. This same benefit accrues if the executive terminates his employment for "good reason," which is defined to include a reduction in his responsibilities or certain other events. The Employment Continuity Agreement also provides for a stay-on bonus equal to 100% of his annual base salary if the executive remains employed for six months after the Change in Control Event, subject to the condition that he not compete with the Company for the following six months. These special severance benefits do not apply if the Company terminates the executive's employment for "good cause," including a substantial neglect of duties after written notice and an opportunity to correct.

DIRECTOR COMPENSATION

     Directors who are not employees of the Company receive directors' fees at the rate of $3,000 per annum, plus $250 for each Board meeting attended. Directors also receive $100 for each Committee meeting attended, except that the Committee chairman receives $150 for each such meeting.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CHANGES IN CONTROL

     As of April 15, 1998, a total of 3,046,842 shares of North East Insurance Company common stock were outstanding. The common stock is entitled to one vote per share and is the only class of NEIC stock outstanding. Set forth below, as of such date, is information concerning the only persons known to the Company to beneficially own more than five percent of the outstanding shares.

                                   NUMBER OF SHARES        PERCENT OF
  NAME AND ADDRESS                BENEFICIALLY OWNED       OUTSTANDING

  Ballantrae Partners, L.L.C.         810,000 (1)            26.6%
  300 East 56th Street
  Suite 20-A
  New York,  NY  10022

  The Foothold Fund, L.P.             215,000 (2)             7.1%
  408 Route 22, Unit 2
  North Salem, New York 10560

____________________
<F1>  Information regarding the stock ownership of Ballantrae Partners,
      L.L.C. is given on the basis of its latest amended Schedule 13D report, filed on or about January 10, 1997.  The members of Ballantrae are Murry
      N. Gunty, Deborah L. Harmon, and Jonathan S. Kern.
<F2>  Information regarding the stock ownership of The Foothold Fund, L.P. is given on the basis of its latest Schedule 13D report, filed on or about
      August 6, 1997.  Foothold is a New York limited partnership.  Its sole general partner of Foothold is The Foothold Management Corp., a New York
      corporation.  Peter A. Russ is the President, sole director and sole shareholder of Foothold Management.  Foothold's Schedule 13D report states that it was purchasing the Common Shares for investment purposes and not for the purpose of acquiring control of North East.

     The following table shows, as of April 15, 1998, the number of shares of NEIC common stock which, to the Company's knowledge, were beneficially owned by each director and each "named executive officer" of the Company, and by the directors and executive officers as a group. Except as otherwise indicated, each person named owned less than one percent of the outstanding common stock of the Company.

                                  NUMBER OF SHARES       PERCENT OF
  NAME                          BENEFICIALLY OWNED(1)    OUTSTANDING

  Robert G. Schatz                    295,859               9.1%
  Ronald A. Libby                      40,063               1.5%
  Samuel M. Koren                       9,500
  Edward B. Batal                       6,500
  Terence P. Cummings                       0
  Robert A. Hancock                     2,500
  Wilson G. Hess                            0
  Joseph M. Hochadel                        0
  Bruce H. Suter                          500
  Jonathan S. Kern (2)                810,000              26.6%
  Deborah L. Harmon (2)               810,000              26.6%

  All directors and executive
  officers as a group               1,179,210              35.9%

____________________
<F1>  Includes shares owned by spouses or other relatives residing in the same household, and by entities owned or controlled by the person named.
      Also includes the following shares purchasable within the next 60 days under outstanding stock options:  Mr. Schatz, 200,000; Mr. Libby, 40,000.
<F2>  Mr. Kern and Ms. Harmon are members of Ballantrae Partners, L.L.C., and thereby have shared beneficial ownership of the NEIC stock owned by
      Ballantrae.

     For a description of an existing arrangement that may affect future control of NEIC, see "Agreement with Ballantrae" in Item 12 below.


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENT WITH BALLANTRAE

     In May 1996, Ballantrae Partners, L.L.C. entered into a contract to purchase 810,00 shares of NEIC Common Stock beneficially owned by Bernard D. Gershuny. That stock represents approximately 27% of the total outstanding stock of NEIC. The contract was subject to a number of conditions, including requirements to obtain necessary regulatory approvals from the Maine Bureau of Insurance and the New York Insurance Department. Following extensive discussions, the Company and Ballantrae in August 1996 entered into an agreement (the "Standstill Agreement") governing certain matters relating to control of NEIC. On the basis of this Agreement and other factors, Board of Directors voted to endorse Ballantrae's applications for regulatory approval. Ballantrae ultimately succeeded in obtaining regulatory approval in Maine and New York, and consummated its purchase of Mr. Gershuny's shares in January 1997. The following is a summary of selected provisions of the Standstill Agreement.

     Under the Standstill Agreement, the Company has agreed to limit the size of its Board and to allow Ballantrae to nominate up to three of the Directors. In general, Ballantrae has agreed not to initiate, participate in, or assist any proxy solicitation over election of a competing slate of Directors or over shareholder approval of other significant matters. These restrictions will not be applicable in certain cases, such as if the Company seeks to enter into a major restructuring transaction opposed by Ballantrae. These restrictions will also not prevent Ballantrae from voting its Common Stock as it sees fit. The Company has agreed not to make any changes in its Articles of Incorporation or Bylaws during the term of the Standstill Agreement (other than to implement a staggered Board of Directors, as noted above), and has also agreed not to adopt certain antitakeover defenses for specified periods following termination of the Agreement.

     Ballantrae has agreed to limit its maximum ownership percentage of NEIC stock as follows: 32.5% starting January 1, 1997; 35% starting July 1, 1997; 37.5% starting January 1, 1998; and 40% from July 1, 1998 through the termination date of the Standstill Agreement. Ballantrae must provide prior notice of its intended purchases or sales of Common Stock. Large purchases or dispositions of NEIC stock by Ballantrae may involve other substantive or procedural restrictions. The Company has agreed that, upon any future issuance of Common Stock during the term of the Standstill Agreement (other than pursuant to employee/director compensation plans), NEIC will offer Ballantrae sufficient shares to protect against dilution in Ballantrae's then existing percentage ownership. Any such sale to Ballantrae would be on terms equivalent to the sale to third parties. The Company has also agreed to grant Ballantrae certain rights to require NEIC to register future resales of Common Stock by Ballantrae. These registration rights would facilitate large dispositions of Common Stock by Ballantrae, and expire ten years after the date of the Agreement.

     The Standstill Agreement will expire on or around May 30, 1999. The Agreement may be terminated at any time by either party upon the occurrence of certain specified events, including for example a third party's commencement of a tender offer for the outstanding NEIC stock.

OTHER RELATED PARTY TRANSACTIONS

     The firm of Monaghan, Leahy, Hochadel & Libby provides legal services to the Company. Mr. Hochadel, a Director of NEIC, is a partner in that firm. Fees paid to that firm in 1997 and 1996 were approximately $135,000 and $165,000, respectively.

     The Company received legal services in 1996 and 1997 from two firms in which Mr. Cummings was or is now a Partner. Fees paid to such firms by the Company did not exceed $60,000 in either 1997 or 1996.

     During each of the past two years, Batal Agency has been an independent insurance agent for NEIC. Mr. Batal, a Director of NEIC, is President of that agency. Commissions paid to the agency were based on NEIC's standard rates and did not exceed $60,000 in either 1997 or 1996.

                                 SIGNATURE

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 30, 1998                   NORTH EAST INSURANCE COMPANY


                                       By: /s/ Graham S. Payne
                                           --------------------------------
                                           Graham S. Payne, Treasurer,
                                           Chief Financial Officer