Form 10QSB
period 1998-03-31
NORTH EAST INSURANCE CO
filed 1998-05-15
CIK 352162

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                Form 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended March 31, 1998

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

As of May 12, 1998 there were 3,046,842 outstanding shares of Common Stock, $1.00 par value, the only authorized class of the issuer.

Transitional Small Business Disclosure Format:     Yes [ ]      No [X]


                        NORTH EAST INSURANCE COMPANY
                              AND SUBSIDIARIES

                                    INDEX

Part I. - Financial Information

      Item 1 - Financial Statements

            Consolidated Balance Sheet
            As of March 31, 1998                                       3

            Consolidated Statements of Operations and
            Comprehensive Income for the
            Three Months Ended March 31,1998 and 1997                  4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31,1998 and 1997                  5

            Notes to Consolidated Financial Statements                 7

            Management's Discussion and Analysis of
            the Financial Condition and Results of Operations          8

Part II - Other Information

      Item 5 - Other Information                                      10

      Item 6 - Exhibits and Reports on Form 8-K                       10


                North East Insurance Company and Subsidiaries

Item 1. FINANCIAL INFORMATION

                         Consolidated Balance Sheet
                            As of March 31, 1998

ASSETS                                                               1998
                                                                     ----
  Investments:
    Fixed maturities available for sale, at
     fair value (amortized cost $12,767,640 )                    $13,005,308
    Equity securities available for sale,
     at fair value (cost $133,748)                                   136,664
    Short-term investments                                         4,917,125
                                                                 -----------
      Total investments                                           18,059,097
  Reinsurance (loss and loss adjustment expense
   reserves and paid recoverables)                                 3,568,279
  Premium balances receivable                                      4,964,083
  Reinsurance balances receivable                                  1,057,513
  Deferred policy acquisition costs                                1,098,820
  Cash                                                               362,264
  Prepaid reinsurance premiums (ceded unearned premium)              624,740
  Investment income due and accrued                                  220,251
  Property and equipment, net of accumulated depreciation            380,152
  Deferred tax asset                                               2,061,212
  Prepaid federal income tax                                           9,242
  Other assets                                                       182,096
                                                                 -----------
      Total Assets                                               $32,587,749
                                                                 ===========

LIABILITIES
  Losses and loss adjustment expenses                            $14,080,586
  Unearned premiums                                                6,921,706
  Ceded reinsurance balances payable                                 729,001
  Reserve for unpaid expenses                                        560,744
  Book overdraft                                                     711,560
  Other liabilities                                                   91,014
                                                                 -----------
      Total Liabilities                                           23,094,611

SHAREHOLDERS' EQUITY
  Common stock $1.00 par value,
   authorized 6,000,000 shares, issued
   and outstanding 3,046,842 shares                               3,046,842
  Additional paid-in capital                                      6,403,621
  Unrealized appreciation of investments                            158,785
  Accumulated deficit                                              (116,110)
                                                                -----------
      Total Shareholders' Equity                                  9,493,138
                                                                -----------
      Total Liabilities and Shareholders' Equity                $32,587,749
                                                                ===========

The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company and Subsidiaries
     Consolidated Statements of Operations and Comprehensive Income (Loss)
                    for the Three Months ended March 31,

                    Consolidated Statements of Operations

                                                   1998            1997
                                                   ----            ----

Revenues:
  Premiums earned                               $3,021,357      $2,756,797
  Premiums ceded                                   482,400         665,447
                                                --------------------------
    Net premiums earned                          2,538,957       2,091,350
  Net investment income                            223,763         138,188
  Realized capital gains                            33,192          82,424
                                                --------------------------
    Total revenues                               2,795,912       2,311,962
Expenses:
  Losses and loss adjustment expenses            2,644,689       2,116,098
  Reinsurance recoveries                          (166,513)       (364,946)
                                                --------------------------
      Net losses and loss adjustment
       expenses                                  2,478,176       1,751,152
  Underwriting expenses incurred                 1,078,492         838,395
                                                --------------------------
      Total expenses                             3,556,668       2,589,547
                                                --------------------------

Income (loss) before provision for income
 taxes                                            (760,756)       (277,585)

Provision (credit) for income taxes               (269,942)        (57,453)
                                                --------------------------

Net income (loss)                               $ (490,814)     $ (220,132)
                                                ==========================

Net income (loss) per common share:
  Basic                                         $    (0.16)     $    (0.07)
                                                ==========================
  Diluted                                       $    (0.16)     $    (0.07)
                                                ==========================

           Consolidated Statements of Comprehensive Income (Loss)

                                                     1998            1997
                                                     ----            ----

Net income (loss)                               $ (490,814)     $ (220,132)
Other comprehensive income (loss),
 net of income tax:
  Change in unrealized appreciation
   (depreciation) of securities                     (1,702)       (317,172)
                                                --------------------------
Comprehensive income (loss)                     $ (492,516)     $ (537,304)
                                                ==========================

The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company And Subsidiaries
                    Consolidated Statements of Cash Flows
                    for the Three Months ended March 31,

                                                   1998            1997
                                                   ----            ----

Cash flow from operating activities:
  Insurance premium received                    $3,472,758      $2,609,858
  Loss and loss adjustment expenses paid        (1,396,176)     (2,068,973)
  Operating expenses paid                       (1,122,195)       (862,053)
  Investment income received                       213,416         175,097
                                                --------------------------
    Net cash provided (used) in
     operating activities                        1,167,803        (146,071)
                                                --------------------------

Cash flows from investing activities:
  Fixed maturities available for sale, sold      2,065,995         946,747
  Fixed maturities available for sale,
   purchased                                    (1,997,344)     (1,568,400)
  Equity securities available for
   sale, purchased                                 (41,485)              0
  Purchase of furniture, fixtures and
   equipment                                        (2,755)        (71,218)
                                                --------------------------
    Net cash provided (used) in investing
     activities                                     24,411        (692,871)
                                                --------------------------

Cash flows from financing activities:
  Increase (decrease) in book overdraft            314,437               0
                                                --------------------------
    Net cash provided (used) in financing
     activities                                    314,437               0
                                                --------------------------

    Net increase (decrease) in cash,
     and short-term investments                  1,506,651        (838,942)
  Cash and short-term investments at
   beginning of year                             3,772,738       2,861,810
                                                --------------------------
  Cash and short-term investments at
   end of period                                $5,279,389      $2,022,868
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

                                                   1998            1997
                                                   ----            ----

Net income (loss)                              $ (490,814)      $(220,132)

Decrease (increase) in net premium and
 ceded reinsurance balances                       535,646        (549,796)
Increase (decrease) in unearned
 premium reserve                                  398,155         898,335
Increase (decrease) in net loss and loss
 adjustment expense reserve                     1,082,000        (147,852)
Decrease in investment income
 due and accrued                                  (10,347)         36,909
Decrease (increase) in deferred tax asset        (269,942)        (57,453)
Decrease (increase) in deferred policy
 acquisition costs                                (69,332)       (113,239)
Increase (decrease) in expense accruals           (36,795)         21,889
Amortization of bond premium, net                  15,069          20,208
Depreciation and amortization expense              48,031          47,484
Gain on investment activities                     (33,868)        (82,424)
                                               --------------------------
Net cash provided
 (used) in operating activities                $1,167,803       $(146,071)
                                               ==========================

The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company and Subsidiaries

                 Notes to Consolidated Financial Statements

                               MARCH 31, 1998

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

2. In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in stockholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. North East adopted the provisions of FAS 130 effective January 1, 1998.

In June 1997, the FASB issued FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company is required to adopt FAS 131 effective January 1, 1998 and comparative information for earlier years must be restated. This statement does not need to be applied to interim financial statements in the initial year of application. The Company is currently considering what impact, if any, FAS 131 will have on its year end reporting format.

3. North East Insurance Company owns 100% of American Colonial Insurance Company and North Atlantic Underwriters, Inc. whose results are consolidated herein.

4. Earnings per share are computed in accordance with the provisions of FAS No. 128 "Earnings Per Share" which requires the dual presentation of basic and diluted earnings per share.


                North East Insurance Company and Subsidiaries

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1998

Net premiums written amounted to $2,937,112 for the three months ended March 31, 1998 compared with $2,989,684 for the three months ended March 31, 1997. Net premiums earned for the three months ended March 31, 1998 and 1997 amounted to $2,538,957 and $2,091,350, respectively. Net written premium reported for the first quarter of 1997 benefited from the reinsurance rate reduction, which applied to the Company's inforce business, and the effect of terminating its quota share reinsurance on a run off basis effective January 1, 1997. Reinsurance treaties for the first quarter of 1998 remained unchanged from the reinsurance treaties in effect at December 31, 1997 however, first quarter 1998 includes an endorsement to the first layer excess of loss treaty for a net premium cost of approximately $238,000 not present in the first quarter of 1997.

Loss and loss adjustment expense represented 97.6% and 83.7% of net earned premium for the three months ended March 31, 1998 and 1997, respectively. Typically the loss and loss adjustment expense ratio are significantly higher for the first quarter of the year than the second and third quarters; the fourth quarter normally exhibits a ratio higher than the second and third quarter but lower than first quarter. First quarter experience may be somewhat misleading in comparison to prior year ratios; this is attributable to the by now infamous "Ice Storm 98". Much of the State of Maine was paralyzed by the severity of the storm, which left some areas without electrical power for more than ten days. In the northern and western sections of the State, significantly above average snowfall combined with moderating temperatures and freezing rain resulting in an extraordinary number of building collapse losses related to the weight of the snow and ice. Additionally, the State was exposed to frequent smaller ice and snowstorms, which provided a distinguishable increase in claims activity throughout the first quarter. Though these small storms did not garner the headlines of "Ice Storm 98", their impact was significant on the loss side.

Underwriting expenses incurred represented 36.7% and 28.0% of net premiums written for the three months ended March 31, 1998 and 1997, respectively. Underwriting expenses for the first quarter of 1997 were reduced by a profit sharing adjustment amounting to $193,773 as the result of favorable loss experience by our reinsurers on the first layer excess of loss treaty. With the exception of the profit sharing adjustment expenses incurred for 1998 approximated those incurred in 1997.

Gross investment income amounted to $256,955 for the three months ended March 31, 1998 compared with $220,612 for the three months ended March 31, 1997. The return on invested assets, based on amortized cost, net of allocated expenses was 5.9% for the three months ended March 31, 1998 compared with 5.0% for the three months ended March 31, 1997.

Net loss for the three months ended March 31, 1998 amounted to $457,814 or $0.16 per share compared with a net loss of $220,132 or $0.07 per share for the three months ended March 31, 1997.

Shareholders' equity at March 31, 1998 amounted to $9,493,138 or $3.12 per share compared with $9,985,654 or $3.28 per share at December 31, 1997.

Liquidity and Capital Resources

Cash provided by operating activities amounted to $1,167,803 for the three months ended March 31, 1998 compared with cash used by operating activities of $146,071 for the three months ended March 31, 1997. Cash flow for the first quarter of 1998 included receipt of approximately $2,450,000 due the Company under its reinsurance treaties. Cash provided by investing activities amounted to $24,411 for the three months ended March 31, 1998 compared with cash used by investing activities of $692,871 for the three months ended March 31, 1997.

The fair value of the Company's fixed maturities available for sale was $237,668 more than the amortized cost at March 31,1998 compared with $243,162 more than amortized cost at December 31,1997. During the first quarter of 1998 the Company used $41,485 for the purchase of equity securities.

The Company maintains short-term investments to provide a cash resource should the demands from operations exceed incoming cash flow. Short-term investments amounted to $4,917,125 at March 31, 1998 compared with $3,397,581 at December 31, 1997. The Company believes that this level is sufficient to meet any unanticipated cash demands.


                North East Insurance Company and Subsidiaries

Part II: OTHER INFORMATION

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8 - K

            a) Exhibits

                  27  Financial Data Schedules

            b) Reports on Form 8-K

                  none


                North East Insurance Company and Subsidiaries
                                 Form 10-QSB
                                Exhibit Index


Exhibit
Number              Description                             Page
-------             -----------                             ----
27                  Financial Data Schedules                 13


                North East Insurance Company and Subsidiaries

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       North East Insurance Company

Date:  May 13, 1998                    By  /S/Robert G. Schatz
                                           Robert G. Schatz
                                       President and Chief Executive Officer

Date:  May 13, 1998                    By  /S/Graham S. Payne
                                           Graham S. Payne
                                       Treasurer and Chief Financial Officer