Form 10QSB
period 1998-06-30
NORTH EAST INSURANCE CO
filed 1998-08-14
CIK 352162

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                Form 10 - QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended June 30, 1998

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from           to
                                               ----------   ----------

                         Commission File No. 0-11184

                        NORTH EAST INSURANCE COMPANY
         (Name of small business issuer as specified in its charter)

            Maine                        01-0278387
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

As of August 12, 1998 there were 3,049,089 outstanding shares of Common Stock, $1.00 par value, the only authorized class of equity security.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]


                        NORTH EAST INSURANCE COMPANY
                              AND SUBSIDIARIES

                                    INDEX
                                    -----

Part I. - Financial Information

      Item 1 -   Financial Statements

                 Consolidated Balance Sheet
                 As of June 30, 1998                                   3

                 Consolidated Statements of Operations and
                 Comprehensive Income for the
                 Six Months Ended June 30,1998 and 1997                4

                 Consolidated Statements of Operations and
                 Comprehensive Income for the
                 Three Months Ended June 30,1998 and 1997              5

                 Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30,1998 and 1997                6

                 Notes to Consolidated Financial Statements            8

                 Management's Discussion and Analysis of
                 the Financial Condition and Results of Operations    10

Part II - Other Information

      Item 4 -   Submission of Matters to a Vote of
                 Security Holders                                     13

      Item 5 -   Other Information                                    14

      Item 6 -   Exhibits and Reports on Form 8-K                     14

Exhibit Index                                                         15


                North East Insurance Company and Subsidiaries

Part I: FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements

                         Consolidated Balance Sheet
                             As of June 30, 1998

ASSETS                                                          1998
                                                             -----------
  Investments:
    Fixed maturities available for sale, at
     fair value (amortized cost $15,020,837 )                $15,317,281
    Equity securities available for sale,
     at fair value (cost $262,241)                               221,323
    Short-term investments                                     2,324,764
                                                             -----------
      Total investments                                       17,863,368
  Reinsurance (loss and loss adjustment expense
   reserves and paid recoverables)                             3,373,983
  Premium balances receivable                                  5,433,921
  Reinsurance premium balances receivable                        816,543
  Deferred policy acquisition costs                            1,164,044
  Cash                                                           346,798
  Prepaid reinsurance premiums (ceded unearned premium)          981,371
  Investment income due and accrued                              244,247
  Property and equipment, net of accumulated depreciation        337,948
  Deferred tax asset                                           1,941,605
  Prepaid federal income tax                                       9,242
  Other assets                                                   161,740
                                                             -----------
      Total Assets                                           $32,674,810
                                                             ===========

LIABILITIES
  Losses and loss adjustment expenses                        $13,565,719
  Unearned premiums                                            7,652,118
  Ceded reinsurance balances payable                             769,287
  Reserve for unpaid expenses                                    615,976
  Book overdraft                                                 250,521
  Other liabilities                                               89,990
                                                             -----------
      Total Liabilities                                       22,943,611

SHAREHOLDERS' EQUITY
  Common stock $1.00 par value,
   authorized 6,000,000 shares, issued
   and outstanding 3,049,089 shares                            3,049,089
  Additional paid-in capital                                   6,407,132
  Unrealized appreciation of investments                         168,647
  Accumulated retained earnings                                  106,331
                                                             -----------
      Total Shareholders' Equity                               9,731,199
                                                             -----------
        Total Liabilities and Shareholders' Equity           $32,674,810
                                                             ===========


The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company and Subsidiaries
    Consolidated Statements of Operations and Comprehensive Income (Loss)
                      for the Six Months ended June 30,

                    Consolidated Statements of Operations
                    -------------------------------------


                                            1998          1997
                                         ------------------------
Revenues:
  Premiums earned                        $6,274,216    $5,668,596
  Premiums ceded                            937,583     1,840,812
                                         ------------------------
    Net premiums earned                   5,336,633     3,827,784
  Net investment income                     448,417       381,534
  Realized capital gains                     33,316        79,312
                                         ------------------------
    Total revenues                        5,818,366     4,288,630
Expenses:
  Losses and loss adjustment expenses     4,375,950     3,994,508
  Reinsurance recoveries                   (323,150)     (980,741)
                                         ------------------------
    Net losses and loss adjustment
     expenses                             4,052,800     3,013,767
  Underwriting expenses incurred          2,189,355     1,182,921
                                         ------------------------
    Total expenses                        6,242,155     4,196,688
                                         ------------------------

Income (loss) before provision for
 income taxes                              (423,789)       91,942

Provision (credit) for income taxes        (155,416)       14,268
                                         ------------------------

Net income (loss)                        $ (268,373)   $   77,674
                                         ========================

Net income (loss) per common share:
  Basic                                  $    (0.09)   $     0.03
                                         ========================
  Diluted                                $    (0.09)   $     0.03
                                         ========================


           Consolidated Statements of Comprehensive Income (Loss)
           ------------------------------------------------------


                                                         1998       1997
                                                      --------------------

Net income (loss)                                     $(268,373)   $77,674
Other comprehensive income (loss):
  Change in unrealized appreciation (depreciation)
   of securities (provision for income taxes
   1998 - $4,204; 1997 -$0)                               8,160    (61,540)
                                                      --------------------

Comprehensive income (loss)                           $(260,213)   $16,134
                                                      ====================


The accompanying notes are an integral part of the consolidated financial statements.

                North East Insurance Company and Subsidiaries
    Consolidated Statements of Operations and Comprehensive Income (Loss)
                     for the Three Months ended June 30,

                    Consolidated Statements of Operations
                    -------------------------------------


                                            1998          1997
                                         ------------------------
Revenues:
  Premiums earned                        $3,252,859    $2,911,799
  Premiums ceded                            455,183     1,175,365
                                         ------------------------
    Net premiums earned                   2,797,676     1,736,434
  Net investment income                     224,654       243,346
  Realized capital gains (losses)               124        (3,112)
                                         ------------------------
    Total revenues                        3,022,454     1,976,668
Expenses:
  Losses and loss adjustment expenses     1,731,261     1,878,410
  Reinsurance recoveries                   (156,637)     (615,795)
                                         ------------------------
    Net losses and loss adjustment
     expenses                             1,574,624     1,262,615
  Underwriting expenses incurred          1,110,863       344,526
                                         ------------------------
    Total expenses                        2,685,487     1,607,141
                                         ------------------------

Income before provision for
 income taxes                               336,967       369,527

Provision for income taxes                  114,526        71,721
                                         ------------------------

Net income                               $  222,441    $  297,806
                                         ========================

Net income per common share:
  Basic                                  $     0.07    $     0.10
                                         ========================
  Diluted                                $     0.07    $     0.10
                                         ========================



               Consolidated Statements of Comprehensive Income
               -----------------------------------------------


                                                        1998        1997
                                                      --------------------

Net income                                            $222,441    $297,806
Other comprehensive income:
  Change in unrealized appreciation (depreciation)
   of securities (provision for income taxes
   1998-$5,081; 1997-$0)                                 9,862     255,632
                                                      --------------------

Comprehensive income                                  $232,303    $553,438
                                                      ====================


The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company And Subsidiaries
                    Consolidated Statements of Cash Flows
                      for the Six Months ended June 30,


                                                       1998          1997
                                                    ------------------------

Cash flow from operating activities:
  Insurance premium received                        $6,455,633    $5,379,126
  Loss and loss adjustment expenses paid            (3,291,371)   (4,962,879)
  Operating expenses paid                           (2,158,056)   (2,032,904)
  Investment income received                           414,074       419,448
                                                    ------------------------
    Net cash provided (used)
     in operating activities                         1,420,280    (1,197,209)
                                                    ------------------------

Cash flows from investing activities:
  Fixed maturities available for sale, sold          2,839,734     1,731,194
  Fixed maturities available for sale, purchased    (5,040,919)   (1,850,675)
  Equity securities available for sale, purchased     (169,979)            0
  Sale of furniture, fixtures and equipment             14,530             0
  Purchase of furniture, fixtures and
   equipment                                           (23,978)      (71,760)
                                                    ------------------------
    Net cash used in investing activities           (2,380,612)     (191,241)
                                                    ------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                 5,758       100,049
  Decrease in book overdraft                          (146,602)            0
                                                    ------------------------
    Net cash provided
     (used) in financing activities                   (140,844)      100,049

  Net decrease in cash,
   and short-term investments                       (1,101,176)   (1,288,401)
Cash and short-term
 investments at beginning of year                    3,772,738     2,861,810
                                                    ------------------------
  Cash and short-term
   investments at end of period                     $2,671,562    $1,573,409
                                                    ========================


The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company And Subsidiaries
                 Consolidated Reconciliation of Cash Used In
                  Operating Activities to Net Income (Loss)
                      for the Six Months ended June 30,


                                                    1998           1997
                                                 -------------------------

Net income (loss)                                $ (268,373)   $    77,674

Decrease (increase) in net premium and ceded
 reinsurance balances                               347,064     (1,799,689)
Increase in unearned
 premium reserve                                    771,936      2,374,507
Increase (decrease) in net loss and loss
 adjustment expense reserve                         761,429       (972,588)
Decrease (increase) in investment income
 due and accrued                                    (34,343)        37,914
Decrease (increase) in deferred tax asset          (155,416)        14,268
Increase in deferred policy
 acquisition costs                                 (134,556)      (377,226)
Increase (decrease) in expense accruals              37,769       (609,910)
Amortization of bond premium, net                    32,152         40,337
Depreciation and amortization expense                96,929         97,183
Gain on investment activities                       (34,311)       (79,679)
                                                 -------------------------
Net cash provided
 (used) in operating activities                  $1,420,280    $(1,197,209)
                                                 =========================


The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company and Subsidiaries

                 Notes to Consolidated Financial Statements

                                June 30, 1998

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

2. In June 1997, the Financial Accounting Standards Board ("FASB") issued FAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in shareholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. North East adopted the provisions of FAS 130 effective January 1, 1998.

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

In June 1998, the FASB issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. Generally, FAS 133 requires recognition of all derivatives, at fair value, as either assets or liabilities in the statement of financial position. The Company is required to adopt the provisions of FAS 133 effective January 1, 2000. Adoption of FAS 133 is not expected to have a material effect on the Company's consolidated results of operations or financial position as the Company presently does not hold any derivative instruments nor does it participate in any hedging transactions.

3. North East Insurance Company owns 100% of American Colonial Insurance Company and North Atlantic Underwriters, Inc. whose results are consolidated herein.

4. Earnings per share are computed in accordance with the provisions of FAS No. 128 "Earnings Per Share" which requires the dual presentation of basic and diluted earnings per share. The weighted average number of shares outstanding used to calculate basic earnings per share was 3,046,949 and 3,008,727 for the six months ended June 30, 1998 and 1997, respectively. The weighted average number of shares outstanding used to calculate diluted earnings per share was 3,140,601 and 3,069,241 for the six months ended June 30, 1998 and 1997, respectively.


                North East Insurance Company and Subsidiaries


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 1998
------------------------------

Gross premiums earned for the six months ended June 30, 1998 amounted to $6,274,216 representing a growth of 10.7% over the $5,668,596 recorded in the first six months of 1997. Net premiums earned amounted to $5,336,633 for the six months ended June 30, 1998 compared with $3,827,784 for the six months ended June 30, 1997. The increase in gross premiums is consistent with the growth experienced in 1997. The increase in net earned premiums reflects differences in the company's reinsurance programs for the respective years. Results for 1997 included the effect of terminating a quota share reinsurance treaty on a run off basis effective January 1, 1997. Reinsurance treaties for 1998 remained unchanged from those in effect at December 31, 1997; however, the first half of 1998 includes an endorsement to the first layer excess of loss treaty for a net premium cost of approximately $140,000 not present in 1997.

Loss and loss adjustment expense represented 75.9% and 78.7% of net earned premium for the six months ended June 30, 1998 and 1997, respectively. Both of these ratios show significant improvement from the 97.6% and 83.7% reported for the three month periods ending March 31,1998 and 1997, respectively. The improvement primarily reflects the seasonality of the business wherein loss frequency is higher during the winter months.

Underwriting expenses incurred represented 35.8% and 19.1% of net premiums written for the six months ended June 30, 1998 and 1997, respectively. The lower expense ratio for 1997 was directly attributable to favorable loss experience of the quota share reinsurance program, in run off, which generated additional expense recoveries.

Investment income, including realized gains, amounted to $481,733 for the six months ended June 30, 1998 compared with $460,846 for the six months ended June 30, 1997. The return on invested assets, based on amortized cost, net of allocated expenses was 5.6% for the six months ended June 30, 1998 compared with 5.4% for the six months ended June 30, 1997.

Net loss for the six months ended June 30, 1998 amounted to $268,373 or $0.09 per share compared with net income of $77,674 or $0.03 per share for the six months ended June 30, 1997.

Shareholders' equity at June 30, 1998 amounted to $9,731,199 or $3.19 per share compared with $9,985,654 or $3.28 per share at December 31, 1997.

Three Months Ended June 30, 1998
--------------------------------

Gross premiums earned for the three months ended June 30, 1998 and 1997 amounted to $3,252,859, representing a growth of 11.7% over the $2,911,799 recorded in the three months ended June 30, 1997. Net premiums earned amounted to $2,797,676 for the three months ended June 30, 1998 compared with $1,736,434 for the three months ended June 30, 1997. The increase in net earned premiums reflects the aforementioned reinsurance changes. In the latter part of the second quarter the Company introduced a new personal automobile insurance program ("Automatic") to replace both its existing non-standard and standard/preferred personal automobile insurance programs. Policies issued under the previous non-standard and standard/preferred programs will be renewed under the new Automatic program. Key features of the new program include assignment of drivers to specific vehicles and Company initiated mid term premium credits upon eligibility date as opposed to policy renewal date. The Company anticipates personal automobile premium volume to increase as a result of this new program.

Loss and loss adjustment expense represented 56.3% and 72.7% of net earned premium for the three months ended June 30, 1998 and 1997, respectively. The Company's second quarter 1998 loss experience was excellent with both severity and frequency posting near record lows.

Underwriting expenses incurred amounted to $1,110,864 and $344,526 for the three months ended June 30, 1998 and 1997, respectively. Expenses incurred in 1997 benefited from favorable loss experience of the quota share reinsurance program, in run off, which generated additional expense recoveries.

Investment income, including realized gains, amounted to $224,778 for the three months ended June 30, 1998 compared with $240,234 for the three months ended June 30, 1997.

Net income for the three months ended June 30, 1998 amounted to $222,441 or $0.07 per share compared with net income of $297,806 or $0.10 per share for the three months ended June 30, 1997.

Shareholders' equity at June 30, 1998 amounted to $9,731,199 or $3.19 per share compared with $9,493,138 or $3.12 per share at March 31, 1998.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities amounted to $1,420,280 for the six months ended June 30, 1998 compared with cash used by operating activities of $1,197,209 for the six months ended June 30, 1997. Cash flow for the six months ended June 30, 1998 included receipt of approximately $2,841,243 due the Company under its reinsurance treaties. Cash used in investing activities amounted to $2,380,612 for the six months ended June 30, 1998 compared with cash used by investing activities of $191,241 for the six months ended June 30,1997.

The fair value of the Company's fixed maturities available for sale was $296,445 more than the amortized cost at June 30,1998 compared with $243,162 more than amortized cost at December 31,1997. During the six months ended June 30, 1998 the Company used $169,979 for the purchase of equity securities.

The Company maintains short-term investments to provide a cash resource should the demands from operations exceed incoming cash flow. Short-term investments amounted to $2,324,764 at June 30, 1998 compared with $3,397,581 at December 31, 1997. The Company believes that the level short-term investments is adequate to meet any shortfall resulting from its immediate operating activities.

On July 31, 1998 the Board of Directors authorized the Company to proceed with a rights offering that, upon completion, would result in additional new capital for the Company. Final terms of the rights offering have not yet been determined.


                North East Insurance Company and Subsidiaries

Part II: OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on June 25, 1998. The following matters were voted on by shareholders, and received the votes indicated.

1. To consider a proposed amendment to the Articles of Incorporation which provides for a staggered Board of Directors.


                                                        Broker
                      For       Against     Abstain    Non-Votes
                    --------------------------------------------

    TOTAL           456,632    1,110,030    816,200     495,737


2.  To elect directors.


                                       Withhold     Broker
                          For         Authority    Non-Votes
                       -------------------------------------

Robert G. Schatz       2,188,831       689,768         0
Edward B. Batal        2,193,819       684,780         0
Terence P. Cummings    2,190,831       687,768         0
Robert A. Hancock      2,194,119       684,480         0
Wilson G. Hess         2,190,831       687,768         0
Joseph M. Hochadel     2,190,831       687,768         0
Jonathan S. Kern       2,194,119       684,480         0
Bruce H. Suter         2,188,831       689,768         0
Murray N. Gunty        2,193,119       685,480         0
Peter A. Russ          2,784,799        93,800         0
Deborah L. Harmon      2,194,119       684,480         0


3. To ratify the appointment of Coopers & Lybrand L.L.P. as independent accountants to the Company for the year ending December 31, 1998.


                                                       Broker
                      For       Against    Abstain    Non-Votes
                   --------------------------------------------

    TOTAL          2,030,299     37,300    811,000        0


4. To consider a proposed amendment to the Articles of Incorporation to increase the authorized common stock to 12,000,000 shares.


                                                       Broker
                      For       Against    Abstain    Non-Votes
                   --------------------------------------------

    TOTAL          1,879,099    181,755    817,745        0


5. To consider a proposal amendment to the Stock Option Plan in order to increase the number of shares issuable under the Plan.


                                                         Broker
                       For       Against     Abstain    Non-Votes
                     --------------------------------------------

    TOTAL            414,737    1,046,080    925,045     492,737


Item 5. Other Information

As previously reported, Ballantrae Partners L.L.C. sold 810,000 shares of Common Stock of the Company on June 29, 1998. These shares represent 26.6% of the total outstanding shares of Common Stock of the Company. The shares were sold in a direct placement to four investors: The Foothold Fund, L.P. (84,000 shares), Richard H. Konrad (299,000 shares), Capitol Indemnity Corporation (299,000 shares), and Everest Partners, L.P. (128,000 shares).

Ballantrae and the Company had been parties to a standstill agreement. In connection with the sale, Ballantrae delivered notice of termination of such agreement. Under Section 5(i) of that agreement, either party may terminate the agreement if Ballantrae's percentage ownership drops below 10% through transactions permitted by the agreement. Section 4(a) permits Ballantrae to resell shares in "a private sale to a person who will not (to Ballantrae's knowledge after reasonable investigation) thereby own 10% or more of the outstanding NEIC stock."

Following consummation of the sale, each of the principals of Ballantrae (Jonathan S. Kern, Deborah L. Harmon, and Murray N. Gunty) resigned as directors of the Company, effective July 30, 1998. The Company's Board of Directors now consists of eight members.

Item 6. Exhibits and Reports on Form 8 - K

a) Exhibits
   27  Financial Data Schedules

b) Reports on Form 8-K
On July 15, 1998, the Company filed a report on Form 8-K, regarding the sale by Ballantrae Partners L.L.C. of 810,000 shares of Common Stock of the Company.


                North East Insurance Company and Subsidiaries
                                 Form 10-QSB
                                Exhibit Index


Exhibit
Number        Description                   Page
------------------------------------------------
27            Financial Data Schedules       17


                North East Insurance Company and Subsidiaries

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  North East Insurance Company

Date:    August 13, 1998          By  /S/Robert G. Schatz
                                      -------------------------
                                      Robert G. Schatz
                                      President and Chief Executive Officer

Date:    August 13, 1998          By  /S/Graham S. Payne
                                      -------------------------
                                      Graham S. Payne
                                      Treasurer and Chief Financial Officer