Form 10QSB
period 1998-09-30
NORTH EAST INSURANCE CO
filed 1998-11-12
CIK 352162

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                Form 10 - QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended September 30, 1998

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             -------    -------


                         Commission File No. 0-11184

                        NORTH EAST INSURANCE COMPANY
         (Name of small business issuer as specified in its charter)

                Maine                                01-0278387
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

As of November 4, 1998 there were 3,049,089 outstanding shares of Common Stock, $1.00 par value, the only authorized class of equity security.

Transitional Small Business Disclosure Format: Yes [ ]  No [X]


                        NORTH EAST INSURANCE COMPANY
                              AND SUBSIDIARIES

                                    INDEX
                                    -----


Part I. -  Financial Information

      Item 1 - Financial Statements

               Consolidated Balance Sheet
               As of September 30, 1998

               Consolidated Statements of Operations and
               Comprehensive Income for the
               Nine Months Ended September 30,1998 and 1997

               Consolidated Statements of Operations and
               Comprehensive Income for the
               Three Months Ended September 30,1998 and 1997

               Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30,1998 and 1997

               Notes to Consolidated Financial Statements

      Item 2 - Management's Discussion and Analysis of the Financial Condition and Results of Operations

Part II -  Other Information

      Item 6 - Exhibits and Reports on Form 8-K

Exhibit Index


                North East Insurance Company and Subsidiaries

Part I:  FINANCIAL INFORMATION
------------------------------
Item 1.  FINANCIAL STATEMENTS

                         Consolidated Balance Sheet
                          As of September 30, 1998

                                                                 1998
                                                                 ----

ASSETS
  Investments:
    Fixed maturities available for sale, at
     fair value (amortized cost $16,032,244)                  $16,622,382
    Equity securities available for sale,
     at fair value (cost $385,769)                                297,429
    Short-term investments                                      1,375,111
                                                              -----------
      Total investments                                        18,294,922
  Reinsurance (loss and loss adjustment expense
   reserves and paid recoverables)                              2,769,601
  Premium balances receivable                                   6,811,635
  Deferred policy acquisition costs                             1,418,962
  Cash                                                            689,630
  Prepaid reinsurance premiums (ceded unearned premium)           830,423
  Investment income due and accrued                               273,890
  Property and equipment, net of accumulated depreciation         304,859
  Deferred tax asset                                            1,747,467
  Prepaid federal income tax                                        9,242
  Other assets                                                    134,398
                                                              -----------
      Total Assets                                            $33,285,029
                                                              ===========

LIABILITIES
  Losses and loss adjustment expenses                         $12,762,648
  Unearned premiums                                             8,779,796
  Ceded reinsurance balances payable                              405,340
  Reserve for unpaid expenses                                     898,175
  Book overdraft                                                  273,177
  Other liabilities                                                57,907
                                                              -----------
      Total Liabilities                                        23,177,043

SHAREHOLDERS' EQUITY
  Common stock $1.00 par value,
   authorized 12,000,000 shares, issued
   and outstanding 3,049,089 shares                             3,049,089
  Additional paid-in capital                                    6,407,132
  Unrealized appreciation of investments                          331,186
  Accumulated retained earnings                                   320,579
                                                              -----------
      Total Shareholders' Equity                               10,107,986
                                                              -----------
      Total Liabilities and Shareholders' Equity              $33,285,029
                                                              ===========


The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company and Subsidiaries
    Consolidated Statements of Operations and Comprehensive Income (Loss)
                   for the Nine Months ended September 30,

                    Consolidated Statements of Operations
                    -------------------------------------
                                                          1998           1997
                                                          ----           ----

Revenues:
  Premiums earned                                      $9,934,435     $ 8,688,774
  Premiums ceded                                        1,214,470       2,099,809
                                                       --------------------------
      Net premiums earned                               8,719,965       6,588,965
  Net investment income                                   666,211         569,086
  Realized capital gains                                   33,247          26,051
                                                       --------------------------
      Total revenues                                    9,419,423       7,184,102
Expenses:
  Losses and loss adjustment expenses                   5,844,775       5,824,082
  Reinsurance expense (recoveries)                        304,182      (1,501,979)
                                                       --------------------------
      Net losses and loss adjustment
       expenses                                         6,148,957       4,322,103
  Underwriting expenses incurred                        3,369,601       3,052,900
                                                       --------------------------
      Total expenses                                    9,518,558       7,375,003
                                                       --------------------------
Income (loss) before provision for
 income taxes                                             (99,135)       (190,901)

Provision (credit) for income taxes                       (45,010)        (70,531)
                                                       --------------------------

Net income (loss)                                      $  (54,125)    $  (120,370)
                                                       ==========================

Net income (loss) per common share:
  Basic                                                $    (0.02)    $     (0.04)
                                                       ==========================
  Diluted                                              $    (0.02)    $     (0.04)
                                                       ==========================

           Consolidated Statements of Comprehensive Income (Loss)

                                                          1998           1997
                                                          ----           ----
Net income (loss)                                      $  (54,125)    $  (120,370)
Other comprehensive income (loss):
  Change in unrealized appreciation (depreciation)
   of securities (provision for income taxes
   1998 - $87,936; 1997 -$0)                              170,699         170,193
                                                       --------------------------

Comprehensive income (loss)                            $  116,574     $    49,823
                                                       ==========================


The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company and Subsidiaries
    Consolidated Statements of Operations and Comprehensive Income (Loss)
                  for the Three Months ended September 30,

                    Consolidated Statements of Operations
                    -------------------------------------
                                                          1998           1997
                                                          ----           ----

Revenues:
  Premiums earned                                      $3,660,219     $ 3,020,178
  Premiums ceded                                          276,887         258,997
                                                       --------------------------
      Net premiums earned                               3,383,332       2,761,181
  Net investment income                                   217,794         187,552
  Realized capital gains (losses)                             (69)        (53,261)
                                                       --------------------------
      Total revenues                                    3,601,057       2,895,472
Expenses:
  Losses and loss adjustment expenses                   1,468,825       1,829,574
  Reinsurance expense (recoveries)                        627,332        (521,238)
                                                       --------------------------
      Net losses and loss adjustment
       expenses                                         2,096,157       1,308,336
  Underwriting expenses incurred                        1,180,246       1,869,979
                                                       --------------------------
      Total expenses                                    3,276,403       3,178,315
                                                       --------------------------

Income (loss) before provision for
 income taxes                                             324,654        (282,843)

Provision (credit) for income taxes                       110,406         (84,799)
                                                       --------------------------

Net income (loss)                                      $  214,248     $  (198,044)
                                                       ==========================

Net income (loss) per common share:
  Basic                                                $     0.07     $     (0.07)
                                                       ==========================
  Diluted                                              $     0.07     $     (0.07)
                                                       ==========================

           Consolidated Statements of Comprehensive Income (Loss)
           ------------------------------------------------------

                                                          1998           1997
                                                          ----           ----

Net income (loss)                                      $  214,248     $  (198,044)
Other comprehensive income:
  Change in unrealized appreciation (depreciation)
   of securities (provision for income taxes
   1998-$83,732; 1997-$0)                                 162,539         231,733
                                                       --------------------------

Comprehensive income                                   $  376,787     $    33,689
                                                       ==========================


The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company And Subsidiaries
                    Consolidated Statements of Cash Flows
                   for the Nine Months ended September 30,

                                                         1998            1997
                                                         ----            ----

Cash flow from operating activities:
  Insurance premium received                          $10,192,473     $ 8,153,167
  Loss and loss adjustment expenses paid               (5,586,217)     (5,777,905)
  Operating expenses paid                              (3,247,710)     (4,298,216)
  Investment income received                              602,225         621,547
                                                      ---------------------------
    Net cash provided by
     (used in) operating activities                     1,960,771      (1,301,407)
                                                      ---------------------------

Cash flows from investing activities:
  Fixed maturities available for sale, sold             2,865,829       3,817,112
  Fixed maturities available for sale, purchased       (6,097,234)     (1,850,675)
  Equity securities available for sale, purchased        (293,506)              0
  Sale of furniture, fixtures and equipment                17,523          17,269
  Purchase of furniture, fixtures and
   equipment                                              (43,192)       (152,376)
                                                      ---------------------------
    Net cash provided by (used in)
     investing activities                              (3,550,580)      1,831,330
                                                      ---------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    5,758         100,049
  Increase (decrease)  in book overdraft                 (123,946)        748,024
                                                      ---------------------------
    Net cash provided by
     (used in) financing activities                      (118,188)        848,073
                                                      ---------------------------

  Net increase (decrease) in cash,
   and short-term investments                          (1,707,997)      1,377,996
Cash and short-term
 investments at beginning of year                       3,772,738       2,868,875
                                                      ---------------------------
  Cash and short-term
   investments at end of period                       $ 2,064,741     $ 4,246,871
                                                      ===========================


The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company And Subsidiaries
                 Consolidated Reconciliation of Cash Used In
                  Operating Activities to Net Income (Loss)
                   for the Nine Months ended September 30,

                                                    1998            1997
                                                    ----            ----

Net income (loss)                                $  (54,125)     $  (120,370)

Decrease (increase) in net premium and ceded
 reinsurance balances                              (578,054)      (1,568,826)
Increase in unearned
 premium reserve                                  2,050,562        2,843,798
Increase (decrease) in net loss and loss
 adjustment expense reserve                         562,740       (1,166,572)
Decrease (increase) in investment income
 due and accrued                                    (63,986)          52,461
Decrease (increase) in deferred tax asset           (45,010)         (70,531)
Increase in deferred policy
 acquisition costs                                 (389,474)        (980,638)
Increase (decrease) in expense accruals             315,227         (467,119)
Amortization of bond premium, net                    50,895           56,937
Depreciation and amortization expense               146,239          145,871
Gain on investment activities                       (34,243)         (26,418)
                                                 ---------------------------
Net cash provided by
 (used in) operating activities                  $1,960,771      $(1,301,407)
                                                 ===========================


The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company and Subsidiaries

                 Notes to Consolidated Financial Statements

                             September 30, 1998

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

4. Earnings per share are computed in accordance with the provisions of FAS No. 128 "Earnings Per Share" which requires the dual presentation of basic and diluted earnings per share. The weighted average number of shares outstanding used to calculate basic earnings per share was 3,047,591 and 3,017,197 for the nine months ended September 30, 1998 and 1997, respectively. The weighted average number of shares outstanding used to calculate diluted earnings per share was 3,133,158 and 3,085,382 for the nine months ended September 30, 1998 and 1997, respectively.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1998
-------------------------------------

Operating results for the third quarter have been significantly affected by a rapid increase in premiums from a new personal automobile insurance program ("Auto"Matic). In late May 1998 the Company introduced AutoMatic to replace both its existing non-standard and standard/preferred personal automobile insurance programs. Policies issued under the previous non-standard and standard/preferred programs are being renewed under the new "Auto"Matic program. Key features of the new program include assignment of drivers to specific vehicles and automatic mid-term premium credits at predefined eligibility dates instead of at the policy renewal date.

Gross premiums written for the three months ended September 30, 1998 amounted to $5,061,168, representing a growth of 61.6% over the $3,131,117 recorded for the comparable three months in 1997. Gross premiums earned for the three months ended September 30, 1998 amounted to $3,660,219, representing a growth of 21.2% over the $3,020,178 recorded in the comparable period in 1997. Net premiums written and net premiums earned amounted to $4,661,958 and $3,383,332 for the three months ended September 30, 1998, respectively, versus $3,230,472 and $2,761,181 for the comparable period in 1997. Management believes comparisons between 1998 and 1997 net premium are not meaningful, due to substantial changes in reinsurance arrangements, as further described below.

The recent dramatic growth in premium volume has resulted primarily from the substantial increase in the number of auto policies written. In addition, the average premium per policy written has increased, due to recent changes in coverage requirements. Effective July 1, 1998, the State of Maine increased by 150% the mandatory statutory liability limits for personal auto coverage. Increased coverage limits can be expected to result in higher claims expense in the future. The Company has attempted to adopt a rate structure for "Auto"Matic that will compensate NEIC for the increased risks being assumed, and yet that will remain competitive with auto policies from other insurers.

Although pleased by the sudden popularity of "Auto"Matic with agents and customers, management believes that the dramatic 61.6% growth in premiums written is partially attributable to nonrecurring factors. Management has instead budgeted for 15%-20% increases per year in the volume of premiums written. The auto insurance market is highly competitive, however, and there is no assurance that revenue growth at that rate can be sustained over time.

Loss and loss adjustment expense represented 62.0% and 47.4% of net earned premium for the three months ended September 30, 1998 and 1997, respectively. Underwriting expenses incurred amounted to $1,180,246 and $1,869,779 or 25.3% and 57.9% of net written premium for the three months ended September 30, 1998 and 1997, respectively. The combined ratio for the three months ended September 30, 1998 and 1997 was 87.3% and 105.3%.

The Company substantially altered its reinsurance treaties during 1997. The 35% quota share treaty in effect for 1996 and 1995 was canceled on a runoff basis effective January 1, 1997 and was subsequently commuted on September 30, 1997. Additionally, during the third quarter of 1997 the Company negotiated a modification to the quota share program, reducing the per occurrence deductible from $1,000 to $100, and a significant rate reduction to its first excess of loss treaty. Reinsurance treaties for 1998 remain unchanged from those in effect at December 31, 1997. The current arrangements include an endorsement to the first layer excess of loss treaty, to provide an experience rated premium adjustment in the event NEIC's direct loss and loss expense exceeds 57% for 1997 and 68% for 1998. This endorsement gives rise to additional net premium cost which was not present in 1997.

Investment income, including realized gains, amounted to $217,725 for the three months ended September 30, 1998, compared with $134,291 for the three months ended September 30, 1997.

Net income for the three months ended September 30, 1998 amounted to $214,248 or $0.07 per share compared with a net loss of $198,044 or $0.07 per share for the three months ended September 30, 1997.

Shareholders' equity at September 30, 1998 amounted to $10,107,986 or $3.32 per share compared with $9,731,199 or $3.19 per share at June 30, 1998.

Nine Months Ended September 30, 1998
------------------------------------

Gross premiums written for the nine months ended September 30, 1998 amounted to $12,442,100, representing a growth of 32.9% over the $9,360,632 recorded for the comparable period in 1997. Gross premiums earned for the nine months ended September 30, 1998 amounted to $9,934,435, representing a growth of 14.3% over the $8,688,774 recorded for the comparable period in 1997. The significant increase in premium values is directly related to the introduction of "Auto"Matic in late May 1998 (see "Three Months Ended September 30, 1998"). Net premiums written amounted to $10,770,527 for the nine months ended September 30, 1998, compared with $9,432,763 for the comparable period in 1997. Net premiums earned amounted to $8,719,965 for the nine months ended September 30, 1998, compared with $6,588,965 for the comparable period in 1997. As noted above, management believes comparisons between 1998 and 1997 net premium are not meaningful, due to substantial changes in reinsurance arrangements.

Loss and loss adjustment expense represented 70.5% and 65.6% of net earned premium for the nine months ended September 30, 1998 and 1997, respectively. Both of these ratios show continued improvement from the 75.9% and 78.7% reported for the six month periods ending June 30, 1998 and 1997, respectively. The improvement primarily reflects the seasonality of the business, in that loss frequency is higher during the winter months.

Underwriting expenses incurred represented 31.2% and 32.4% of net premiums written for the nine months ended September 30, 1998 and 1997, respectively. The lower expense ratio for 1998 was directly attributable to stable fixed overhead expenses even though premium volume increased substantially. Expenses incurred in the nine months ended September 30, 1998 included certain one-time expenses associated with the rights offering scheduled to take place in the fourth quarter of 1998.

Investment income, including realized gains, amounted to $699,458 for the nine months ended September 30, 1998, compared with $595,137 for the comparable period in 1997. The return on invested assets, based on amortized cost, net of allocated expenses, was 5.4% for the nine months ended September 30, 1998, compared with 4.9% for the comparable period in 1997.

Net loss for the nine months ended September 30, 1998 amounted to $54,125 or $0.02 per share compared with a loss of $120,370 or $0.04 per share for the comparable period in 1997.

Shareholders' equity at September 30, 1998 amounted to $10,107,986 or $3.32 per share, compared with $9,985,654 or $3.28 per share at December 31, 1997.

Liquidity and Capital Resources
-------------------------------

Cash provided by operating activities amounted to $1,960,771 for the nine months ended September 30, 1998, compared with cash used by operating activities of $1,301,407 for the comparable period in 1997. Cash flow for the nine months ended September 30, 1998 included receipt of approximately $2.8 million due the Company under its reinsurance treaties. Cash used in investing activities amounted to $3,550,580 for the nine months ended September 30, 1998, compared with cash provided by investing activities of $1,831,330 for the comparable period in 1997.

The fair value of the Company's fixed maturities available for sale was $590,138 more than amortized cost at September 30, 1998, compared with $243,162 more than amortized cost at December 31, 1997. During the nine months ended September 30, 1998 the Company used $293,506 for the purchase of equity securities. At September 30, 1998 the fair value of equity securities available for sale was $88,340 less than original acquisition cost.

The Company maintains short-term investments to provide a cash resource should the demands from operations exceed incoming cash flow. Short-term investments amounted to $1,375,111 at September 30, 1998, compared with $3,397,581 at December 31, 1997. The Company believes that the level of short-term investments is adequate to meet any shortfall resulting from its immediate operating activities.

The Company plans to conduct a rights offering of up to 3,049,089 shares of its Common Stock to existing shareholders. If successful, such offering would raise between $3 million and $6.8 million of new capital. The rights offering is the subject of a Registration Statement filed with the Securities and Exchange Commission.

Year 2000 Issues
----------------

Year 2000 ("Y2K") issues arise from the inability of some computer-based systems to properly recognize and handle dates after December 31, 1999. Like other insurers, NEIC relies on time-sensitive calculations in the determining sales revenues (premiums) and, in the case of a claim, verifying coverage at the time of the claim. Other time-sensitive calculations include, but are not limited to, installment billing, credit or debit surcharges, reinsurance protection, authority of authorized agents and agents' commissions.

Beginning in 1995, the Company replaced its accounting, billing, underwriting, and claims processing software and hardware. This upgrade was motivated by factors other than Y2K issues, but was conducted with a view toward avoiding Y2K problems. Since June 1997, NEIC has been reviewing Y2K issues as they pertain to the new system. Program code has been searched in order to identify any commands that include a two-digit year reference, and modifications to a four-digit year have been made or are scheduled to be made no later than June 30, 1999. As modified, the software will reject attempts to input year codes having fewer than four digits. All of the new hardware has since been upgraded or checked for Y2K compliance.

Although NEIC believes it has identified its internal Y2K issues, no assurance can be given that it has identified all such problems.
Accordingly, the Company continues to perform information systems tests to further evaluate its posture relative to Y2K.

Failure of the policy issuance, premium collection or premium billing systems as a result of any corrupt data or unclear program code, including those issues associated with Y2K, for any significant length of time could result in complete loss of revenue for the Company. Accordingly, the Company has placed great emphasis on these systems to correct Y2K issues of which it is aware. In the event any of these systems fail to perform, the Company would depend upon its information system staff and outside consultants to identify the source of the failure and rectify the problem.

In November 1998 the Company will begin issuing insurance policies having terms that expire in the year 2000. Subsequent to November 1998 endorsement processing may occur for policies with year 2000 expiration dates. In November 1999 the Company will issue its first policy with a year 2000 effective date and a year 2001 expiration date. Each phase of this process will be closely monitored.

Systems failure of the claims processing system would receive similar attention, although manual intervention is an alternative. Should manual intervention be necessary, the Company would utilize its existing staff on an overtime basis and, if necessary, hire additional part-time staff.

The Company relies on the independent agents to market and sell its insurance products. NEIC will be sending letters to agents who represent the Company, to ascertain whether their systems will be Y2K compliant, whether new business submissions will be affected by noncompliance with Y2K and what steps are being taken to rectify areas known to be Y2K noncompliant.

NEIC uses outside vendors to verify information provided by its insureds and to determine credits or surcharges in calculating the amount of insurance premium charged for the risk assumed. This data is provided through electronic media. The Company also uses outside vendors for various electronic financial statement preparation processes. NEIC is in the process of contacting these vendors to ascertain their status relative to Y2K issues.

The Company is reviewing its non-financial software (security, mail processing equipment, telephone, etc.) to assess the effect Y2K noncompliance could have on the operations of the Company. Since the Company is in the information gathering phase, it does not yet have a contingency plan for Y2K-related disruptions in these systems.

The Company estimates that the cost of upgrading its information processing systems (over and above normal systems maintenance costs) did not exceed $1,000,000 from 1995 through the date of substantial completion of the upgrade. As noted above, this upgrade was motivated primarily by factors other than Y2K compliance. The Company estimates its additional expenditures for Y2K compliance will not exceed $100,000.

No assurance can be given that the Company will be fully Y2K compliant by the dates required. However, based on current information, the Company believes that the effects of any noncompliance will not be material to the overall operations of the Company.

Forward-Looking Information
---------------------------

From time to time, NEIC publishes information that includes forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. This "Management's Discussion and Analysis" section of this Form 10-QSB contains forward-looking statements, such as estimates of future revenue growth and estimates of costs and implementation dates associated with Y2K compliance efforts.

The Company cautions readers that numerous factors beyond NEIC's control could cause projected revenue growth to differ materially from the levels reflected in these forward-looking statements, including changes in the changes in the pricing of competing policies, consolidation among insurance agents, and changes in consumer preferences. Factors that could cause Y2K-related costs to exceed expectations include the failure of agents and outside vendors to cooperate with NEIC compliance efforts and unanticipated problems with systems believed to be Y2K compliant.


                North East Insurance Company and Subsidiaries

Part II: OTHER INFORMATION
--------------------------

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

                                       North East Insurance Company

Date:  November 12, 1998               By  /S/ Robert G. Schatz
                                           ---------------------------
                                           Robert G. Schatz
                                       President and Chief Executive Officer

Date:  November 12, 1998               By  /S/ Graham S. Payne
                                           ---------------------------
                                           Graham S. Payne
                                       Treasurer and Chief Financial Officer


                North East Insurance Company and Subsidiaries
                                 Form 10-QSB
                                Exhibit Index


Exhibit
Number       Description                   Page
-------      -----------                   ----

27           Financial Data Schedules      19