Form 10KSB
period 1998-12-31
NORTH EAST INSURANCE CO
filed 1999-03-31
CIK 352162

U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                Form 10 - KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ............... to ...............

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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in any definitive proxy or information statement incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   [  ]

The issuer's revenues for its most recent fiscal year: $12,981,268
The aggregate market value of the voting stock held by non-affiliates as of March 22, 1999 was $8,766,131.

There were 3,049,089 common shares outstanding as of March 22, 1999. Documents Incorporated by Reference: Portions of the Proxy Statement for 1998 Annual Meeting of Shareholders (to be filed by April 30, 1999) are incorporated into Part III.
Transitional Small Business Disclosure Format: Yes   [ ]      No   [X]

Page 1 of 96
Exhibit index on Page 67

                                   PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL

North East Insurance Company ("North East" or "NEIC") was organized as a Maine corporation on August 9, 1965 and began writing insurance in June, 1966. In 1981, North East's securities became publicly traded (Symbol:
NEIC). The Company has a wholly-owned subsidiary, American Colonial Insurance Company ("ACIC"), a New York corporation, which began business in 1982. In addition to ACIC, North East owns 100% of North Atlantic Underwriters, Inc. ("NAU"), a dormant Maine corporation, originally designed to assist North East in marketing its insurance products to independent brokers. The consolidated financial results of North East and its subsidiaries (the "Group") for 1998 and prior years are presented and discussed elsewhere in this report. See "Consolidated Financial Statements" and "Management's Discussion and Analysis."

At December 31, 1998 the Group employed 45 full-time employees and 3 part-time employees.

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

On March 16, 1999, the Company entered into an Agreement and Plan of Merger with Motor Club of America ("MCA"), a property and casualty insurance holding company whose stock is publicly traded through NASDAQ under the symbol MOTR. Under the agreement, MCA would acquire NEIC through a merger between the Company and a wholly-owned subsidiary of MCA. The proposed merger was recently approved by the Boards of Directors of both NEIC and MCA. The transaction will require approval by the shareholders of both corporations, and will require authorization by state insurance regulators in Maine and New York. Consummation of the merger is also subject to various other conditions, which the Company currently expects to be satisfied in due course. Under the proposed merger, NEIC shareholders would receive, at their individual election, (a) $3.30 per share of NEIC common stock or (b) one share of MCA common stock for each 5.25 shares of NEIC common stock, or (c) a combination thereof. If the NEIC shareholders in the aggregate elect to exchange more than 50% of their shares for MCA stock, the aggregate percentage will be ratably reduced to 50%. Upon completion of the merger, NEIC would become a wholly-owned subsidiary of MCA.

The following is a summary of selected consolidated financial information for each of the three years in the period ended December 31, 1998. This information should be read in conjunction with the Consolidated Financial Statements and the Notes presented elsewhere in this report.

                                          Year Ended December 31
                               -------------------------------------------
                                   1998            1997            1996
                                   ----            ----            ----

Total Assets                   $33,630,972     $32,811,570     $32,558,905

Total Liabilities               23,374,105      22,825,916      23,233,944

Shareholders' Equity            10,256,867       9,985,654       9,324,961

Net Premiums Written            13,761,997      14,225,224       6,065,741

Net Premiums Earned             12,056,448      11,493,483       6,232,856

Net Investment Income              870,548         763,438       1,041,762

Realized Capital Gains              54,272          35,321          57,617

Total Revenue                   12,981,268      12,292,242       7,332,235

Underwriting Gain (Loss)          (703,297)       (332,753)        206,981

Income Before
 Provision for Income Taxes        221,523         466,006       1,306,360

Provision (Benefit) for
 Income Taxes                       63,836         177,326      (2,069,136)

Net Income                     $   157,687     $   288,680      $3,375,496

UNDERWRITING

The Group experienced a net loss and loss adjustment expense ratio of 69.3% and an expense ratio of 32.0% in 1998. The combined ratio for the Group in 1998 was 101.3%, meaning that loss and loss adjustment expenses and underwriting expenses exceeded premium income by 1.3%. The combined ratios for 1997 and 1996 were 94.5% and 97.8%, respectively. The combined ratio is a key measure of underwriting profitability traditionally used in the property and casualty insurance business. It equals the sum of the ratio of net losses and loss adjustment expenses to net premiums earned and the ratio of underwriting expenses incurred to net premiums written. For further information on computation of the combined ratio and the effect of recent changes in the Group's reinsurance arrangements, see "Management's Discussion and Analysis" at page 11.

Net premiums written and earned by the Group by line of business for 1998 and 1997 were as follows:

                                         1998                              1997
                             --------------------------------------------------------------
                                 Net              Net              Net              Net
                               Premiums         Premiums         Premiums         Premiums
                               Written           Earned          Written           Earned
                               --------         --------         --------         --------

Auto Liability
  Private Passenger          $ 7,489,404      $ 6,305,878      $ 7,307,788      $ 5,851,371
  Commercial                   1,402,977        1,384,692        1,587,390        1,260,032
Auto Physical Damage           3,602,555        3,122,247        3,710,398        3,029,121
Other Liability                  553,513          515,170          538,385          421,860
Inland Marine                    303,463          315,556          377,569          311,688
All Other Lines                  410,085          412,905          703,694          619,411
                             --------------------------------------------------------------
      Total                  $13,761,997      $12,056,448      $14,225,224      $11,493,483
                             ==============================================================

The auto programs represent approximately 90.8% of the total premium written by the Group. This book includes private passenger and commercial policies. The private passenger products include non-standard, standard and preferred auto coverages as well as snowmobiles. The commercial product is focused on small, single vehicle commercial enterprises including logging, garages, refuse haulers and snowplowers. Approximately 71% of the auto written premium is for liability coverage with the remaining 29% providing physical damage protection.

The balance of the Group's book of business is composed of inland marine (2.2%); other liability (4.0%); companion or adjunct commercial coverages (3.0%).

MARKETING

The Group supports the Independent Agency System and believes the Agency System provides the best system for its products and programs. North East chooses to utilize independent agents in order to maximize its geographical service and marketing coverage. Management believes that the development of strong agency relationships must be instigated by the Group. Agents' profit contingencies and reliable products have become key ingredients in developing stronger ties to agents representing North East Insurance Company. An agents advisory board provides a forum through which the Group can respond in an effective and timely manner to its agents' needs.

Management annually reviews the performance of its agents, utilizing quantitative and qualitative measures. Factors in the review include written premium volume, historical loss ratios - one and three year analyses, mix of products, North East's rank in agent's office, other carriers represented by the agency, long term plans of agency, geographic location and agent's plans or needs. These reviews provide the Company's marketing and underwriting personnel with individual agent goals and objectives for the upcoming year.

At year end 1998 there were 154 active agents who represented North East. Certain agents and brokers are under common ownership. Although no single agency produced more than 5% of North East's direct premiums written in 1998, one affiliated group of agents was responsible for 11%, a second group accounted for 9% and a third group accounted for 5%. Eighteen agents provided North East with direct premiums written in excess of $200,000, and forty-four agents provided North East with direct premiums written between $100,000 and $200,000. While the loss of any individual producing agent could have an impact on the business of North East, management believes it has a good relationship with its agents.

Agents, in recognition of North East's reliance on them for the selection of profitable business, are compensated with both commissions and a profit sharing plan. The profit sharing plan formula considers a combination of volume and profitability in determining the amount of additional compensation. Certain minimum targets, in both categories, must be reached in order to qualify for profit sharing under the formula. The amount of profit sharing is dependent on the degree each component betters the minimum target. Profit sharing expense amounted to $270,032, $85,000 and $81,571 in 1998, 1997 and 1996, respectively, and is expected to increase as agents recognize the heightened incentives under the plan.

REINSURANCE

The Group operates under the philosophy of retaining as much risk as is prudent for its size. A key aspect of this approach is that the Group seeks to establish stable, long-term arrangements with high quality reinsurers who meet the Group's criteria for financial integrity. In formulating its reinsurance arrangements, the Group complies with both Maine and New York insurance laws prohibiting the retention of any individual risk in an amount exceeding 10 % of its surplus. The Group's current reinsurance is placed through MIC Reinsurance Corporation, rated "A" by A.M. Best.

The Group manages its risk exposure through individual and aggregate risk excess of loss reinsurance arrangements (treaties), casualty clash excess of loss treaties and property catastrophe excess of loss reinsurance in which the reinsurers assume that portion of the risk not retained by the Group. The Group utilized quota share reinsurance until September 30, 1997.

The maximum gross policy limits offered by the Company during 1998, 1997 and 1996 were $1,000,000. The Company's maximum net retention was $32,850 for the period covering January 1, 1996 through December 31, 1996 and $50,000 for the period covering January 1, 1997 through December 31, 1998.

Current reinsurance protection is provided through two layers of excess of loss reinsurance. The first layer, considered to be the working layer, assumes $150,000 of coverage beyond the first $50,000. The second layer, allows the Company to offer policy limits up to $1,000,000 by assuming $800,000 of coverage beyond the first $200,000. The casualty clash excess of loss treaty provides coverage for $1,000,000 in excess of $1,000,000 in the event more than one insured is involved in a single loss occurrence exposing the coverage limits of the policies. The property catastrophe coverage provides for $1,500,000 of coverage in excess of $500,000 in the event of a catastrophe. The 35% quota share treaty in effect for 1996 was cancelled on a runoff basis effective January 1, 1997 and subsequently commuted on September 30, 1997.

INVESTMENTS

At December 31, 1998, based on current market values, 38% of the fixed maturities were invested in U.S. Treasuries or U.S. Government guaranteed instruments, 6% were invested in public utilities and 56% were invested in corporate securities. The Group does not purchase securities with the intention of holding such securities through their maturity date and therefore does not match the maturation dates to the expected settlement of its claim liabilities.

The Group also maintains short-term investments, primarily U.S. Government backed funds, which are immediately available for operating activities should cash outflow suddenly exceed incoming cash from premium collections and investment income. At December 31, 1998, short-term investments amounted to $1,526,752.

The gross average investment yield based on fair value of the investment portfolio was 6.4% and 5.9% for the years ended December 31, 1998 and 1997, respectively. The total return, including realized capital gains (losses) was 6.7% and 6.1% for the years ended December 31, 1998 and 1997, respectively. Realized gains (losses) for the year ended 1997 included a loss of $62,705 pertaining to the write down of the Company's investment in Memorex which the Company considers fully impaired.

The table below summarizes the credit quality of fixed maturities, based on Standard and Poor's rating system, as of December 31, 1998:

Bond Credit Quality Rating

            AAA                         34.0%
            AA-                          5.1
            A+                           3.2
            A                           36.6
            A-                          14.6
            BBB+                         6.5
                                       -----
                                       100.0%
                                       =====

Bond credit quality ratings are based on the capacity of the borrower to meet interest and principal payments as they become due. Capacity is considered extremely strong for AAA rated issues; very strong for AA rated issues; strong for A rated issues; and adequate for

BBB+ rated issues. At December 31, 1998 the Group did not hold any fixed maturities considered to be below investment grade (rated below BBB+).

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

Statutory surplus, as adjusted herein, at December 31, 1998 was $5,937,909. Based on guidelines established by the National Association of Insurance Commissioners, the ratio of net premiums written to statutory surplus should not exceed 3 to 1. Under this formula, the Group may retain approximately $17,813,727 of net written premiums for its own account (by comparison, 1998 net written premiums amounted to $13,761,997). The Group expects to remain well within the constraints of this guideline in 1999.

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

Under the risk based capital formula, the authorized control level risk based capital for North East Insurance Company and American Colonial Insurance Company at December 31, 1998 was $2,095,400 and $174,323, respectively. The statutory surplus at December 31, 1998, after audit adjustments, was $5,937,909 or 283.4% of authorized control level risk based capital for North East Insurance Company and $6,296,631 or 3,612.0% of authorized control level risk based capital for American Colonial Insurance Company. Accordingly, the statutory surplus levels of North East Insurance Company and American Colonial Insurance Company were adequate under the risk based capital formula.

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

ITEM 3 - LEGAL PROCEEDINGS

On March 29, 1999 the Company received a letter from counsel to Samuel M. Koren, who has been a Vice President of North East since 1978. As further described in Item 10 below (see "Koren Employment Agreement; Resignation"), Mr. Koren's counsel has asserted a claim for payment under an Employment Continuity Agreement, and has stated an intention to file claims for discrimination on various bases, including without limitation age and religion. The letter does not specify the amount of damages. The Company has offered to negotiate a reasonable retirement payment to Mr. Koren in view of his many years of service to North East, but has denied liability on the asserted claims.

Other than ordinary routine litigation incidental to the business, there are no other material legal proceedings pending with regard to NEIC or its wholly-owned subsidiary ACIC.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders in the fourth quarter of 1998.

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

ROBERT G. SCHATZ, age 53, has served as President and Chief Executive Officer of the Company since March 1988. He was elected as a Director in December 1987.

RONALD A. LIBBY, age 55, joined the Company in December 1994 and serves as its Chief Operating Officer. From 1987 to 1994 he was President of Maine Mutual Fire Insurance Company.

SAMUEL M. KOREN, age 58, is Senior Vice President and Secretary of NEIC. He joined the Company in 1977 and has been an Officer since 1978.

GRAHAM S. PAYNE, age 53, has been Treasurer and Chief Financial Officer of the Company since 1987.

REBECCA J. CERNY, age 46, has held the position of Vice President of the Company since 1989. From 1986 to 1995 she also served as a Director of the Company.

                                   Part II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

North East's common shares are traded on the NASDAQ Stock Market under the symbol NEIC. Quotations are available from the National Quotation Bureau Inc.

As of March 22, 1999, there were 181 holders of record of North East's common shares.

The high and low closing bid prices (as quoted by the NASDAQ Stock Market) for North East's common shares for each quarterly period for the two most recent fiscal years are as follows:

                                    1998                  1997
                              ----------------      ----------------
                               HIGH       LOW        HIGH       LOW
                               ----       ---        ----       ---

First Quarter                 $2.88      $2.44      $2.94      $2.00
Second Quarter                 3.13       2.50       2.81       1.94
Third Quarter                  2.69       1.75       3.50       2.06
Fourth Quarter                 2.88       1.63       3.19       2.00

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

Management's discussion and analysis reviews the consolidated financial condition of North East at December 31, 1998 and 1997, the consolidated results of operations for the past three years and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Consolidated Financial Statements.

FORWARD-LOOKING INFORMATION

From time to time, the Company publishes information that includes forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. The "Management's Discussion and Analysis" section and "Description of Business" section of this report contain forward-looking statements, such as those concerning estimated future costs of agency profit-sharing, estimates of costs and implementation dates associated with Y2K compliance efforts, and anticipated effects of the pending merger transaction with MCA. In addition, certain items reflected in the Group's financial statements are based in large part on estimates of future revenues and losses.

The Company cautions readers that numerous factors beyond NEIC's control could cause projected revenue growth to differ materially from the levels reflected in these forward-looking statements, including changes in interest rates and the performance of financial markets, changes in laws and regulations affecting insurers, changes in the pricing of competing insurers' policies, industry consolidation among insurers or insurance agents, or changes in consumer preferences. Factors that could cause Y2K-related costs to exceed expectations include the failure of agents and outside vendors to cooperate with NEIC compliance efforts or unanticipated problems with systems believed to be Y2K compliant. Factors that could delay or prevent consummation of the MCA merger transaction include a failure to obtain requisite shareholder approvals or regulatory authorizations, a withdrawal of Board of Directors endorsement of the transaction, commencement of a competing offer for NEIC, or a material change in the condition of NEIC or MCA.

PENDING MERGER TRANSACTION

As noted above, the Company is a party to an Agreement and Plan of Merger with Motor Club of America. The Company expects to incur significant professional fees and other one-time expenses in connection with such transaction. Consummation of the transaction is contingent on receipt of various conditions, including shareholder approvals and regulatory authorizations. Upon completion of the merger, NEIC would become a wholly-owned subsidiary of MCA.

GENERAL DISCUSSION

North East continues to pursue a course of action set into motion in 1994 under which it has produced consistent growth in gross written premium. The blending of premium volume, product development, consistent and focused risk selection philosophy and refining agency relationships contributed to the progress. In May 1998 the Company introduced a new personal automobile insurance program ("Auto"Matic). AutoMatic replaced both the non-standard and standard/preferred personal auto programs. Policies issued under the non-standard and standard/preferred personal automobile programs are being renewed under the new AutoMatic program. Key features of the new program include assignment of drivers to specific vehicles and automatic mid-term premium credits at predefined eligibility dates instead of at the policy renewal date.

Operating results for 1998 fell short of expectations due to higher than expected losses in the first quarter specifically related to the "Ice Storm of 98". Much of the State of Maine was paralyzed by the severity of the storm which left some areas without electrical power for more than ten days. In the northern and western sections of the State above average snowfall combined with moderating temperatures and freezing rain resulted in an extraordinary number of building collapse losses relating to the weight of the snow and ice. Additionally, the State experienced several smaller ice and snowstorms which provided a distinguishable increase in claims activity throughout the first quarter. Fortunately, loss experience for the remainder of 1998 moderated the impact experienced in the first quarter.

RESULTS OF OPERATIONS IN 1998
COMPARED WITH 1997 AND 1997 COMPARED WITH 1996

The Group's operations for the each of three years ended December 31, 1998 comprise two major components. Direct business represents insurance income and expenses associated with policies issued directly by the Group to its policyholders. Ceded business, commonly referred to as reinsurance, includes excess of loss, catastrophe and clash reinsurance arrangements which provide the Group with insurance protection against excessive losses and quota share reinsurance in which the reinsurer assumes a contractually agreed percentage share or limit of each risk insured by the Group, after all other reinsurance.

Direct

The following comparative table illustrates the components of direct business (including assumed business) of the Group for each of the three years ended December 31, 1998:

                                         Year ended December 31,
                             ---------------------------------------------
                                 1998             1997             1996
                                 ----             ----             ----

Premiums Written             $15,866,841      $12,314,676      $11,193,557
                             =============================================
Premiums Earned              $13,768,678      $11,759,548      $11,536,429
Losses and Loss Adjustment
 Expenses Incurred             8,493,082        8,358,886        5,775,929
Underwriting Expenses
 Incurred                      4,621,732        4,907,733        4,997,272
                             ---------------------------------------------
Underwriting Income (Loss)   $   653,864      $(1,507,071)     $   763,228
                             =============================================

Loss Ratio                         61.7%            71.1%            50.1%
Expense Ratio                      29.1             39.8             44.6
                             --------------------------------------------
Combined Ratio                     90.8%           110.9%            94.7%
                             ============================================

Direct premiums written in 1998 increased 28.8% compared with 1997. Direct earned premiums increased approximately 17.1% over 1997. Direct premiums written and earned in 1997 were marginally greater than those reported in 1996. Increased market presence, resulting from the introduction of AutoMatic, is encouraging in a market which has been experiencing substantial price competition and agent volume incentives.

Direct losses and loss adjustment expenses incurred increased slightly in 1998 to $8,493,082 compared with $8,358,886 incurred in 1997 whereas 1996 losses incurred were substantially less at $5,775,929. Direct losses and loss adjustment expenses for the years 1998, 1997 and 1996 include $2,301,000, $638,000 and $2,012,000 of favorable loss development, respectively (refer to "Loss and Loss Adjustment Expense Reserves" - this section). Without this development the loss ratios would approximate 78%, 68%, and 74% for 1998, 1997 and 1996, respectively. The 1998 results includes weather-related loss frequency in the first quarter discussed previously herein and 1996 includes adverse loss experience for auto physical damage during the first quarter due to severe winter storms whereas 1997 losses reflect more moderate winter weather compared with both 1998 and 1996.

Underwriting expenses decreased $286,001 or 5.8% in 1998 compared with 1997 and $89,539 or 1.8% in 1997 compared with 1996. Expenses for 1996 included higher data processing costs associated with our new information system and employee incentive awards not present in either 1998 or 1997. The ratio of incurred expenses to premiums written has declined from 44.6. % in 1996 to 39.8% in 1997 to 29.1% in 1998. The decline in the expense ratio reflects the Company's efforts to control its fixed overhead expenses relative to the growth in direct written premiums.

Ceded

The following comparative table illustrates the components of ceded business of the Group for each of the three years ended December 31, 1998:

                                         Year ended December 31,
                              --------------------------------------------
                                 1998             1997             1996
                                 ----             ----             ----

Premiums Written              $2,104,844      $(1,910,548)      $5,127,816
                              ============================================
Premiums Earned               $1,712,230      $   266,065       $5,303,573
Losses and Loss Adjustment
 Expenses Incurred               135,409        1,558,084        2,270,542
Underwriting Expenses
 Recovered (Expensed)            219,660         (117,701)       2,476,784
                              --------------------------------------------
Net Cost (Benefit) from
 Reinsurance Activities       $1,357,161      $(1,174,318)      $  556,247
                              ============================================

Loss Ratio                          7.9%             n/m%            42.8%
Expense Ratio                      10.4              n/m             48.3
                              -------------------------------------------
Combined Ratio                     18.3%             n/m%            91.1%
                              ===========================================

<FN1>  n/m - not meaningful

The Group manages its risk exposure through individual and aggregate risk excess of loss reinsurance arrangements (treaties), casualty clash excess of loss treaties and property catastrophe excess of loss reinsurance in which the reinsurers assume that portion of the risk not retained by the Group. The Group utilized quota share reinsurance until September 30, 1997.

The maximum gross policy limits offered by the Company during 1998, 1997 and 1996 were $1,000,000. The Company's maximum net retention was $32,850 for the period covering January 1, 1996 through December 31, 1996 and $50,000 for the period covering January 1, 1997 through December 31, 1998.

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

During the third quarter of 1997 management determined that the Company's reinsurance program was not performing as originally intended. A review of the underwriting results indicated that the terms of the first layer excess of loss treaty required revision, either through a rate reduction or lower retention, in order to achieve timely matching of premiums and losses (the original treaty included a profit sharing formula under which the Company would participate in any excess profits, the recording of which would occur in years subsequent to 1997). In meetings with its reinsurer an agreement was reached to revise the premium rate and eliminate the profit sharing. In addition, the treaty was further endorsed to provide an experience rated premium adjustment in the event North East's direct loss and loss expense ratio exceeded 57% for the 1997 calendar year and 68% for the 1998 calendar year.

Ceded premiums written in 1997 include the effect of the rate reduction and the experience rated premium adjustment under the excess of loss treaty. In addition to the above changes for ceded written premium, ceded earned premium includes the runoff of earned premium for the 35% quota share treaty through September 30, 1997. Losses and loss expenses incurred for 1997 consist primarily of claims associated with the runoff of the quota share treaty through September 30, 1997.

Ceded losses and loss adjustment expenses for 1998 includes $734,000 of favorable loss development whereas ceded losses and loss adjustment expenses for 1997 and 1996 include $471,000 and $306,000 of unfavorable development, respectively with respect to the Company's reinsurers (refer to "Loss and Loss Adjustment Expense Reserves" - this section).

Net

The following comparative table illustrates the components of net business of the Group for each of the three years ended December 31, 1998:

                                          Year ended December 31,
                              --------------------------------------------
                                  1998             1997            1996
                                  ----             ----            ----

Premiums Written              $13,761,997      $14,225,224      $6,065,741
                              ============================================
Premiums Earned               $12,056,448      $11,493,483      $6,232,856
Losses and Loss Adjustment
 Expenses Incurred              8,357,673        6,800,802       3,505,387
Underwriting Expenses
 Incurred                       4,402,072        5,025,434       2,520,488
                              --------------------------------------------
Underwriting Income (Loss)    $  (703,297)     $  (332,753)     $  206,981
                              ============================================

Loss Ratio                           69.3%            59.2%          56.2%
Expense Ratio                        32.0             35.3           41.6
                              -------------------------------------------
Combined Ratio                      101.3%            94.5%          97.8%
                              ===========================================

Underwriting activities for 1998 generated a loss of $703,297. This compares to underwriting loss in 1997 of $332,753 and an underwriting profit of $206,981 in 1996. For the three year period losses and loss adjustment expense represented 69.3% (1998), 59.2% (1997) and 56.2% (1996) of net
earned premium. The ratios, for the periods represented, include the favorable development which is not likely to occur in 1999 (refer to "Loss and Loss Adjustment Expense Reserves" - this section). Without this favorable development the three year period losses and loss adjustment expense represented 82.3% (1998), 68.8% (1997) and 93.4% (1996) of net
earned premium. Earned premium for 1997 also includes the benefit derived from the endorsements to the excess of loss treaty not in effect in 1996 and the termination of the quota share treaty in 1997.

Underwriting expenses incurred amounted to $4,402,072 in 1998, $5,025,434 in 1997 and $2,520,488 in 1996.

Underwriting profit (loss) by major category for each of the years ended December 31, 1998, 1997 and 1996 were as follows:

                                        Year ended December 31,
                             ---------------------------------------------
                                 1998            1997             1996
                                 ----            ----             ----

Auto Liability               $   534,982      $(284,099)      $  (151,833)
Auto Physical Damage         (1,327,380)       (775,261)       (1,094,897)
Commercial Multi Peril           89,556         377,315           680,289
Other Liability                 363,449         227,023           625,140
All Other                      (363,904)        122,269           148,282
                             --------------------------------------------
Underwriting (Loss)
 Income                      $ (703,297)      $(332,753)      $   206,981
                             ============================================

All Other includes fire & allied, inland marine and homeowners. The underwriting loss in the All Other and Auto Physical Damage categories of 1998 is directly related to the severe winter experience in the first quarter.

Underwriting income (loss) by quarter for each of the years ended December 31,1998, 1997 and 1996 were as follows:

                                        Underwriting (Loss) Income
                              --------------------------------------------
                                  1998             1997            1996
                                  ----             ----            ----

First Quarter                 $(1,017,711)      $(498,197)      $(342,074)
Second Quarter                    112,189         129,293          87,237
Third Quarter                     106,929        (417,134)         51,211
Fourth Quarter                     95,296         453,285          (3,355)
                              -------------------------------------------
Total Year                    $  (703,297)      $(332,753)      $ 206,981
                              ===========================================

INVESTMENT RESULTS

Net investment income was $870,548 for 1998 compared with $763,438 in 1997 and $1,041,762 in 1996. The gross average yield of the investment portfolio was 6.4%, 5.9% and 6.6% for 1998, 1997 and 1996, respectively. The Company realized net investment gains of $54,272, $35,321 and $57,617 for 1998, 1997 and1996, respectively. Total return from investment activities (including realized gains or losses) was 6.7%, 6.1% and 6.9% for 1998, 1997, and 1996, respectively.

NET INCOME

Net income before the provision for federal income taxes was $221,523, $466,006 and $1,306,360 in 1998, 1997 and 1996, respectively.

The provision for income taxes includes the effect of a reassessment in 1996 of the Company's position relative to the Company's ability to utilize the value of its loss carryforwards based on the future income and capital gains of the Company. In accordance with FAS 109 ("Accounting for Income Taxes"), the change in the valuation allowance has been included in net income for the year ended December 31, 1998, 1997 and 1996 and a deferred tax asset has been reported in the Company's balance sheet. The 1996 provision for income taxes included a benefit of approximately $2,500,000 resulting from this reassessment.

Net income after the provision for income taxes was $157,687, $288,680 and $3,375,496 in 1998, 1997 and 1996, respectively.

YEAR 2000 ISSUES

Year 2000 ("Y2K") issues arise from the inability of some computer-based systems to properly recognize and handle dates after December 31, 1999. Like other insurers, NEIC relies on time-sensitive calculations in determining sales revenues (premiums) and, in the case of a claim, verifying coverage at the time of the claim. Other time-sensitive calculations include, but are not limited to, installment billing, credit or debit surcharges, reinsurance protection, authority of authorized agents and agents' commissions.

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

In November 1998 the Company began issuing insurance policies having terms that expire in the year 2000. Subsequent to November 1998 the Company has processed endorsements for policies with year 2000 expiration dates. In November 1999 the Company will issue its first policy with a year 2000 effective date and a year 2001 expiration date. Each phase of this process is being closely monitored.

Systems failure of the claims processing system would receive similar attention, although manual intervention is an alternative. Should manual intervention be necessary, the Company would utilize its existing staff on an overtime basis and, if necessary, hire additional part-time staff.

The Company relies on the independent agents to market and sell its insurance products. NEIC has sent letters to agents, who represent the Company, to ascertain whether their systems will be Y2K compliant, whether new business submissions will be affected by noncompliance with Y2K and what steps are being taken to rectify areas known to be Y2K noncompliant.

NEIC uses outside vendors to verify information provided by its insureds and to determine credits or surcharges in calculating the amount of insurance premium charged for the risk assumed. This data is provided through electronic media. The Company also uses outside vendors for various electronic financial statement preparation processes. NEIC is in the process of contacting these vendors to ascertain their status relative to Y2K issues; the Company expects to have completed this process by July 1, 1999.

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

ACCOUNTING POLICIES ADOPTED

Refer to Item 7 Note A under the caption "Accounting Pronouncements Adopted" for information.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Item 7 Note A under the caption "New Accounting Pronouncements" for information.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the year ended December 31, 1998 amounted to $973,283 compared with cash used in operating activities of $1,469,805 for the year ended December 31, 1997. Cash used in investing activities amounted to $2,909,702 for the year ended December 31, 1998 compared with cash provided from investing activities of $1,883,561 for the year ended December 31, 1997.

The Company's investment in fixed maturities, carried at fair value, was $425,187 higher than amortized acquisition cost and its investment in equity securities, carried at fair value, was $18,740 lower than their cost of acquisition. Federal Reserve interest rate adjustments have a significant impact on the fair value of fixed maturity investments. In order to reduce its exposure to interest rate fluctuations, management and the board of directors have reduced the average maturity of securities in its investment portfolio. The Company believes that the current level of short-term investments is adequate to meet any shortfall resulting from its immediate operating activities.

DERIVATIVES

The Company's investment policy is to invest in investment grade securities only and does not permit the Company to participate in the derivatives market for either hedging or speculative purposes. This policy has been adhered to for the two years ended December 31, 1998. The Company has no open derivative financial instrument position as of the balance sheet date.

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

The following table provides a reconciliation of the changes in loss and LAE reserves, after deducting amounts recoverable from reinsurers for 1998 and 1997.

                 Reconciliation of Liability for Losses and
                          Loss Adjustment Expenses

                                                  1998             1997
                                                  ----             ----

Reserves for losses and LAE:
Beginning of year                             $14,657,226      $15,205,583
Amounts recoverable from reinsurers
 on unpaid losses                               3,668,346        4,828,760
                                              ----------------------------
Beginning of year, net                         10,988,880       10,376,823
                                              ----------------------------

Provision for losses and LAE for claims
 arising in:
  Current year                                  9,924,585        7,909,126
  Prior years                                  (1,566,912)      (1,108,324)
                                              ----------------------------
                                                8,357,673        6,800,802
                                              ----------------------------
Losses and LAE paid on claims arising in:
  Current year                                  5,796,220        4,555,270
  Prior years                                   3,243,377        1,633,475
                                              ----------------------------
                                                9,039,597        6,188,745
                                              ----------------------------
Reserves for losses and LAE:
  End of year, net                             10,306,956       10,988,880
Amounts recoverable from reinsurers
 on unpaid losses                               2,662,118        3,668,346
                                              ----------------------------
Losses and loss adjustment expenses
 per Consolidated Balance Sheet               $12,969,074      $14,657,226
                                              ============================

The tables on the pages following illustrates the original ultimate reserve established and the reestimated reserve after deducting amounts recoverable from reinsurers over each of the subsequent years through the balance sheet date for both net and gross reserves.

               Analysis of Ultimate Losses and Loss Adjustment
                            Expenses Development
                               (in Thousands)
                                Net Reserves

                                          1989     1990     1991     1992     1993     1994     1995     1996     1997     1998
                                          ----     ----     ----     ----     ----     ----     ----     ----     ----     ----

Ultimate Net Liability for unpaid
 claims and claim adjustment expenses   $24,062  $20,085  $18,342  $18,661  $18,705  $17,472  $14,303  $10,377  $10,989  $10,307
Cumulative amount paid
  One year later                          7,521    5,048    4,619    3,899    5,019    3,843    3,605    1,633    3,243
  Two years later                        11,212    8,503    7,004    7,460    7,595    6,625    5,769    3,467
  Three years later                      14,039   10,212    9,931    9,590    9,516    8,287    7,179
  Four years later                       15,373   12,718   11,685   11,131   10,756    9,367
  Five years later                       16,995   14,254   12,833   12,213   11,352
  Six years later                        18,483   15,278   13,835   12,745
  Seven years later                      19,356   16,195   14,307
  Eight years later                      20,177   16,629
  Nine years later                       20,518

Ultimate Net liability reestimated
 as of end of year
  One year later                        $24,653  $20,605  $18,329  $17,974  $17,685  $15,340  $11,985  $ 9,268  $ 9,422
Two years later                          24,743   20,676   18,823   18,087   16,829   13,748   11,825    7,989
Three years later                        24,316   21,009   19,022   17,457   15,318   13,469   10,724
Four years later                         25,108   21,247   18,675   16,463   14,986   12,481
Five years later                         24,624   20,902   17,848   16,063   13,950
Six years later                          24,581   20,205   17,417   15,120
Seven years later                        23,971   19,731   16,518
Eight years later                        23,538   18,791
Nine years later                         22,602
Redundancy (deficiency)                 $ 1,460  $ 1,294  $ 1,824  $ 3,541  $ 4,755  $ 4,991  $ 3,579  $ 2,388  $ 1,567

          Analysis of Loss and Loss Adjustment Expense Development
                               (In Thousands)
                               Gross Reserves

                                          1994         1995         1996         1997         1998
                                          ----         ----         ----         ----         ----

Gross liability for unpaid claims
 and claim adjustment expenses          $21,517      $19,007      $15,206      $14,657      $12,969

Cumulative amount paid
  One year later                          4,766        5,077        3,716        4,133
  Two years later                         8,625        7,836        6,271
  Three years later                      10,338        9,963
  Four years later                       12,034

Gross liability reestimated as of
  One year later                        $19,618      $16,995      $14,568      $12,356
  Two years later                        18,181       16,469       12,560
  Three years later                      17,499       14,989
  Four years later                       16,344

Redundancy (deficiency)                 $ 5,173      $ 4,018      $ 2,646      $ 2,301

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

The cumulative redundancy (deficiency) represents the total change in initial estimates over all subsequent calendar years. For example, the 1989 net reserve developed a redundancy of approximately $1,460,000 over nine years. That amount is reflected in income over the nine year period. Its full impact was not reflected in any one calendar year. New or modified products can produce different results from historical trends of similar product lines utilized in forecasting their ultimate loss exposure.

Claim payment patterns can be affected by numerous circumstances, such as changes in reinsurance retention or changes in claim practices that could lead to a speeding up or slowing of claim settlement rates.

In evaluating the information contained in the reserve development table, it should be noted that each entry includes the effects of all changes in amounts for prior periods. For example, the redundancy or deficiency related to losses settled in 1998, but incurred in 1989, will be included in the cumulative deficiency amounts for 1989 through 1998. Conditions and trends, such as inflation, that have affected reserve development in the past may not necessarily occur in the future. Therefore, it is not appropriate to extrapolate future deficiencies or redundancies from this table.

ITEM 7 - CONSOLIDATED FINANCIAL STATEMENTS

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   PAGE(S)

Report of Independent Accountants                                    24

Financial Statements:

  Consolidated Balance Sheet as of December 31, 1998                 25

  Consolidated Statements of Operations for the years
   ended December 31, 1998 and 1997                                  26

  Consolidated Statements of Comprehensive Income
   for the years ended December 31, 1998 and 1997                    27

  Consolidated Statements of Changes in Shareholders'
   Equity for the years ended December 31, 1998 and 1997             28

  Consolidated Statements of Cash Flows for the years
   ended December 31, 1998 and 1997                                  29

  Notes to Consolidated Financial Statements                         31

PricewaterhouseCoopers

                                              a professional services firm

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Directors of
North East Insurance Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows presently fairly, in all material respects, the financial position of North East Insurance Company and subsidiaries (the "Company") at December 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/S/PricewaterhouseCoopers LLP

Portland, Maine
March 31, 1999

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                           as of December 31, 1998

ASSETS                                                             1998
------                                                             ----
Investments (Note F):
  Fixed maturities available for sale, at fair value
   (amortized cost $15,257,356)                                $15,682,543
  Equity securities available for sale, at fair value
   (cost $501,628)                                                 482,888
  Short-term investments, at fair value                          1,526,752
                                                               -----------
      Total investments                                         17,692,183
Reinsurance (loss and loss adjustment expense
 reserves and paid recoverables (Note D))                        2,723,957
Premium balances receivable                                      6,367,423
Reinsurance premium balances receivable                          1,694,592
Deferred policy acquisition costs (Note B)                       1,856,230
Prepaid reinsurance premiums (ceded unearned premium
 (Note D))                                                         765,934
Cash on hand                                                       310,937
Investment income due and accrued                                  250,422
Property and equipment, net of accumulated depreciation
 (Note G)                                                          249,982
Deferred tax asset (Note C)                                      1,671,040
Prepaid federal income tax                                           9,242
Other assets                                                        39,030
                                                               -----------
      Total Assets                                             $33,630,972
                                                               ===========

LIABILITIES
-----------
Losses and loss adjustment expenses (Note D and H)             $12,969,074
Unearned premiums                                                8,370,294
Reinsurance balances payable                                       761,044
Reserve for unpaid expenses and other liabilities                  834,220
Book overdraft, net                                                392,735
Other liabilities                                                   46,738
                                                               -----------
      Total Liabilities                                         23,374,105
                                                               -----------
Commitments and contingent liabilities (Notes D and J)

SHAREHOLDERS' EQUITY (Note E)
-----------------------------
Common stock $1.00 par value, authorized 12,000,000 shares,
 issued and outstanding 3,049,089 shares                         3,049,089
Additional paid-in capital                                       6,407,132
Accumulated other comprehensive income                             268,255
Accumulated retained earnings                                      532,391
                                                               -----------
      Total Shareholders' Equity                                10,256,867
                                                               -----------

      Total Liabilities and Shareholders' Equity               $33,630,972
                                                               ===========

The accompanying notes are an integral part of the consolidated financial statements.

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               for the years ended December 31, 1998 and 1997

                                                  1998             1997
                                                  ----             ----

Revenues:
  Premiums earned                             $13,768,678      $11,759,548
  Premiums ceded (Note D)                      (1,712,230)        (266,065)
                                              ----------------------------
      Net premiums earned                      12,056,448       11,493,483
  Net investment income (Note F)                  870,548          763,438
  Realized capital gains and
   other income (Note F)                           54,272           35,321
                                              ----------------------------
      Total revenues                           12,981,268       12,292,242

Expenses:
  Losses and loss adjustment expenses           8,493,082        8,358,886
  Reinsurance recoveries (Note D)                (135,409)      (1,558,084)
                                              ----------------------------
      Net losses and loss adjustment
       expenses                                 8,357,673        6,800,802
  Underwriting expenses incurred                4,402,072        5,025,434
                                              ----------------------------
      Total expenses                           12,759,745       11,826,236
                                              ----------------------------

Income (loss) before provision for
 income taxes                                     221,523          466,006

Provision for income taxes (Note C)                63,836          177,326
                                              ----------------------------

Net income                                    $   157,687      $   288,680
                                              ============================

Net income per common share:
  Basic                                       $      0.05      $      0.10
                                              ============================
  Diluted                                     $      0.05      $      0.09
                                              ============================

The accompanying notes are an integral part of the consolidated financial statements.

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME for the years ended December 31, 1998 and 1997

                                                      1998          1997
                                                      ----          ----

Net income                                          $157,687      $288,680

Other comprehensive income:
  Change in unrealized appreciation
   (depreciation) of securities                      162,040       307,285
  Reclassification adjustment for gains included
   in net income                                     (54,272)      (35,321)
                                                    ----------------------
  Total other comprehensive income                   107,768       271,964
                                                    ----------------------

Comprehensive income                                $265,455      $560,644
                                                    ======================

Supplemental disclosures of comprehensive income information:

Tax expense relating to unrealized holding gains    $ 55,517      $ 82,675

Tax expense relating to reclassification
 adjustment for realized gains                      $      0      $      0

The accompanying notes are an integral part of the consolidated financial statements.

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               for the years ended December 31, 1998 and 1997

                                                   1998            1997
                                                   ----            ----

Common stock issued and outstanding
 (authorized 12,000,000 shares):
  Outstanding at beginning of year               3,046,842       3,002,375
  Issued during year                                 2,247          44,467
                                               ---------------------------
      Outstanding at end of year                 3,049,089       3,046,842
                                               ---------------------------

Common stock, par value $1.00:
  Balance at beginning of year                 $ 3,046,842      $3,002,375
  Change during year                                 2,247          44,467
                                               ---------------------------
      Balance at end of year                     3,049,089       3,046,842
                                               ---------------------------

Additional paid-in capital:
  Balance at beginning of year                   6,403,621       6,348,039
  Change during year                                 3,511          55,582
                                               ---------------------------
      Balance at end of year                     6,407,132       6,403,621
                                               ---------------------------

Accumulated other comprehensive income:
  Balance at beginning of year                     160,487        (111,477)
  Change during year, net                          107,768         271,964
                                               ---------------------------
      Balance at end of year                       268,255         160,487
                                               ---------------------------

Accumulated retained earnings:
  Balance at beginning of year                     374,704          86,024
  Net income (loss)                                157,687         288,680
                                               ---------------------------
      Balance at end of year                       532,391         374,704
                                               ---------------------------

Total shareholders' equity at end of year      $10,256,867      $9,985,654
                                               ===========================

The accompanying notes are an integral part of the consolidated financial statements.

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1998 and 1997

                                                  1998             1997
                                                  ----             ----

Cash flows from operating activities:
  Insurance premiums received                 $12,289,267      $11,123,501
  Loss and loss adjustment expenses paid       (7,542,863)      (7,668,046)
  Operating expenses paid                      (4,597,393)      (5,663,096)
  Investment income received                      830,030          837,885
                                              ----------------------------
      Net cash provided by (used in)
       operating activities                       979,041       (1,369,756)
                                              ----------------------------

Cash flows from investing activities:
  Fixed maturities - sold                       3,556,062        3,863,582
  Fixed maturities - matured                    1,130,571                0
  Fixed maturities - purchased                 (7,143,841)      (1,850,675)
  Equity securities - purchased                  (409,365)               0
  Purchase of property and equipment              (67,716)        (223,730)
  Investment property sold                              0           76,160
  Sale of property and equipment                   24,587           18,224
                                              ----------------------------
      Net cash provided by (used in)
       investing activities                    (2,909,702)       1,883,561
                                              ----------------------------

Cash flows from financing activities:
  Increase (decrease) in book overdraft            (4,388)         390,058
                                              ----------------------------
      Net cash provided
       By (used in) financing activities           (4,388)         390,058
                                              ----------------------------

Net increase (decrease) in cash
 and short-term investments                    (1,935,049)         903,863
Cash and short-term
 investments at beginning of year               3,772,738        2,868,875
                                              ----------------------------
Cash and short-term
 investments at end of year                   $ 1,837,689      $ 3,772,738
                                              ----------------------------

The accompanying notes are an integral part of the consolidated financial statements.

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED RECONCILIATION OF CASH USED IN
                     OPERATING ACTIVITIES TO NET INCOME
               for the years ended December 31, 1998 and 1997

                                                  1998             1997
                                                  ----             ----

Net income                                    $   157,687      $   288,680

Increase (decrease) in loss and loss
 adjustment expense reserve                       814,810         (548,357)
Increase in unearned premium reserve, net       1,705,549        2,731,741
Increase (decrease) in expense accruals and
 other liabilities                                183,464         (350,338)
Loss on disposal of property and equipment              0           63,238
Gain on investment activities                     (54,272)         (18,974)
Increase in deferred policy acquisition
 costs                                           (826,742)        (630,893)
Depreciation and amortization expense             218,576          195,115
Common shares issued under employee bonus
 incentive plan                                     5,758          100,049
Increase in premium and ceded
 reinsurance balances                          (1,471,730)      (3,405,610)
Decrease in allowance for doubtful
 accounts                                          (1,000)         (15,000)
Decrease (increase) in investment income
 due and accrued                                  (40,518)          74,447
Amortization of bond premium, net                  72,616           72,030
Gain on sale of real estate                             0          (16,347)
Decrease (increase) in other assets               151,007          (86,863)
Decrease in deferred tax asset                     63,836          177,326
                                              ----------------------------

Net cash provided by (used in) operating
 activities                                   $   979,041      $(1,369,756)
                                              ============================

The accompanying notes are an integral part of the consolidated financial statements.

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            ____________________

A.  Summary of Significant Accounting Policies:

Basis of Presentation

North East Insurance Company and Subsidiaries' ("North East" or "the Company") consolidated financial statements have been prepared on the basis of generally accepted accounting principles. The consolidated financial statements include the Company and its wholly-owned subsidiaries American Colonial Insurance Company (ACIC) and North Atlantic Underwriters, Inc.
(NAU). Intercompany transactions have been eliminated.

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

Certain 1997 amounts have been reclassified in 1998 for comparative purposes.

Premiums and Unearned Premiums

Premium revenues are reported as earned, principally on a daily pro rata basis over the terms of the respective policies. Unearned premiums represent the portion of premiums written applicable to the unexpired terms of the policies.

Premium balances receivable represent amounts to be collected from agents and insureds. The Company offers insureds installment plans under which insureds may remit amounts due, in accordance with a predetermined schedule, over the term of the policy. Premium balances receivable are recorded for the full premium amount when the policy is written. These receivables include amounts not currently due under the installment plan. Premium balances receivable include $5,272,227 for amounts not yet due at December 31, 1998. The allowance for doubtful accounts at December 31, 1998 was $16,000.

Losses and Loss Adjustment Expenses

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

Reinsurance

Premiums ceded are reported as earned, principally on a daily pro rata basis over the terms of the respective policies. Unearned premiums ceded represent the portion of ceded premiums written applicable to the unexpired terms of the policies.

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

Employee Benefits

The Company maintains a 401(k) Profit Sharing Plan (the "Plan") covering all employees. The Plan is intended to provide funds for participants' use at retirement. Employees may elect to contribute up to 10% of their pre-tax earnings to the Plan. The Company provides a matching contribution of 25% of the first 4% of an employee's elective contribution. The Plan also provides that the Company may make an additional contribution subject to the profitability of the Company for the related calendar year. For the years ended December 31, 1998 and 1997, the Company contributed $10,218 and $9,401, respectively, pursuant to the matching formula. The Company contributed $0 under the profitability formula for the years ended December 31, 1998 and 1997.

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

Realized capital gains and losses from the sale of investments are determined on the basis of identified cost and are credited or charged to income. Unrealized capital gains and losses from the valuation of fixed maturities and equity securities at fair value, net of provision for income taxes, are credited or charged directly to shareholders' equity. If a decline in fair value of an invested asset is considered to be other than temporary, the investment is reduced to its net realizable fair value and the reduction is accounted for as a realized loss.

Capital Structure

The Company's capital consists of 12,000,000 authorized common shares, par value $1.00, of which 3,049,089 are issued and outstanding. During 1998 and 1997 the Company issued 2,247 and 44,467 common shares pursuant to employee bonus awards.

Earnings per Share

Effective December 31, 1997, North East adopted Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share" which requires dual presentation of basic and diluted earnings per share ("EPS") . Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The weighted average number of shares outstanding used to calculate basic EPS was 3,048,138 and 3,022,898 in 1998 and 1997, respectively. The weighted average number of shares outstanding used to calculate diluted EPS was 3,124,489 and 3,098,235 in 1998 and 1997, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding while giving effect to all dilutive potential common shares outstanding. The difference between basic and diluted shares used to calculate EPS is the dilutive effect of stock options. Net income used to calculate basic and diluted EPS was identical.

Statements of Cash Flows

The Company utilizes the direct method of presenting cash flows from operating activities. For purposes of the statements of cash flows, cash was determined to include cash and short-term (highly liquid) investments with original maturities less than three months.

Accounting Pronouncements Adopted

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

In June 1997, the FASB issued FAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which establishes standards for reporting information about operating segments. Generally, FAS 131 requires that financial information be reported on the basis that is used internally for evaluating performance. The Company was required to adopt FAS 131 effective January 1, 1998 and comparative information for earlier years must be restated. North East has determined that its current segment reporting structure meets the requirements of FAS 131 and no restatement of financial information is required.

Earnings per share are computed in accordance with the provisions of FAS No. 128 "Earnings Per Share" which requires the dual presentation of basic and diluted earnings per share (see Earnings per Share, above).

In February 1998, the FASB issued FAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises current disclosure requirements for employers' pension and other retiree benefits. FAS 132 does not change the measurement or recognition of pension or other postretirement benefit plans. The Company was required to adopt FAS 132 effective January 1, 1998, with restatement of disclosure for earlier years required. The adoption of FAS 132 by North East did not have a material effect on NEIC's results of operation or financial position in that the Company does not provide pension or other postretirement benefits.

New Accounting Prouncements

In December 1997, the Accounting Standards Executive Committee ("AsSEC") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments", which provides guidance on accounting for insurance-related assessments. North East is required to adopt SOP 97-3 effective January 1, 1999. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of SOP 97-3 is not expected to have a material impact on North East's results of operation, liquidity or financial position.

In October, 1998 the AsSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk", which provides guidance on applying the deposit method of accounting to insurance and reinsurance contracts that do not transfer insurance risk. North East is required to adopt SOP 98-7 effective January 1, 2000. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of SOP 98-7 is not expected to have a material impact on North East's results of operation, liquidity or financial position.

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

B.  Deferred Policy Acquisition Costs:

Deferred policy acquisition costs represent the Company's best estimate of amounts expected to be recovered against future earned premium from policies currently inforce and anticipated investment income. The estimates take into account an estimate for anticipated future loss experience of these policies. During 1998, based on the absence of loss volatility in its current insurance coverages, the Company modified certain assumptions relative to anticipated future loss experience volatility resulting in a change in estimate of approximately $600,000. While the Company believes that the recovery of this asset is likely, it is remotely possible that the assumptions used will prove inappropriate and the Company's estimate that it will recover the carrying amount of this asset could change.

The following table reconciles the change in deferred policy acquisition costs for the years ended December 31, 1998 and 1997:

                                                  1998             1997
                                                  ----             ----

Balance, beginning of year                    $ 1,029,488      $   398,595

Deferral of policy acquisition costs
 during year                                    4,398,369        3,570,811

Amortization of deferred policy
 acquisition costs during year                 (3,571,626)      (2,939,918)
                                              ----------------------------

Balance, end of year                          $ 1,856,230      $ 1,029,488
                                              ============================

C.  Federal Income Taxes:

A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the provision for income taxes for the year ended December 31, 1998 and 1997 is as follows:

                                                      1998          1997
                                                      ----          ----

Tax provision at federal
 statutory rate of 34%                              $ 75,318      $158,442
Permanent differences between GAAP basis
 income and tax basis income                           6,971         9,392
Change in valuation allowance                        (18,453)        9,492
                                                    ----------------------
Provision for income taxes                          $ 63,836      $177,326
                                                    ======================

Details of the components of the deferred tax asset and liabilities and the valuation allowance at December 31, 1998 are as follows:

Deferred Tax Assets
-------------------
Tax based on net operating loss carryforward                    $1,547,368
Loss reserve adjustments                                           420,524
Unearned premium adjustments                                       517,096
Capital loss carryforward, including temporary difference          211,554
                                                                ----------
Gross deferred tax assets                                        2,696,542
Less Valuation allowance                                          (211,554)
                                                                ----------
Gross deferred tax asset after valuation allowance               2,484,988
                                                                ----------

Deferred Tax Liabilities
------------------------
Deferred policy acquisition costs                                  631,118
Unrealized appreciation of investments                             138,192
Other                                                               44,638
                                                                ----------

Gross deferred tax liability                                       813,948
                                                                ----------

Net deferred tax asset                                          $1,671,040
                                                                ==========

The Company's unused net operating loss carryforwards of $4,551,082 expire in varying amounts between 2001 and 2013. The Company also has unused capital loss carryforwards of approximately $209,504 expiring by 2001.

D.  Commitments and Contingent Liabilities:

Reinsurance

The Company cedes various risks to other insurers and reinsurers. The Company utilizes excess of loss and quota share reinsurance as well as catastrophe and clash coverage. Ceding of insurance does not discharge the Company's obligation to the policyholder in the event the reinsurer is unable to fulfill its obligation.

Current reinsurance protection is provided through two layers of excess of loss reinsurance. The first layer, considered to be the working layer, assumes $150,000 of coverage beyond the first $50,000. The second layer, allows the Company to offer policy limits up to $1,000,000 by assuming $800,000 of coverage beyond the first $200,000. The casualty clash excess of loss treaty provides coverage for $1,000,000 in excess of $1,000,000 in the event more than one of our insureds is involved in a single loss occurrence exposing the coverage limits of the policies. The property catastrophe coverage provides for $1,500,000 of coverage in excess of $500,000 in the event of a catastrophe. The first layer excess of loss treaty was endorsed in 1997 to revise the premium rate, eliminate the profit sharing and provide a experience rated premium adjustment in the event the North East's direct loss and loss expense ratio exceeded 57% and 68% for the 1997 and 1998 calendar years, respectively. The 35% quota share treaty in effect for 1996 and 1995 was cancelled on a runoff basis effective January 1, 1997 and subsequently commuted on September 30, 1997.

The reinsurance balances receivable include $1,666,985 from Motors Insurance Corporation on behalf of a wholly owned subsidiary, MIC Reinsurance Corporation. No other reinsurer accounts for more than 10% of the total balance at December 31, 1998.

Reinsurance balances payable represent unpaid ceded premiums of $186,130 and funds held under reinsurance contracts of $574,914 at December 31,1998.
Paid loss and loss adjustment expenses recoverable from reinsurers at December 31, 1998 amounted to $171,839. The allowance for uncollectible reinsurance balances at December 31, 1998 was $110,000.

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

Written premium amounts reflected in the financial statements are as follows:

                                                  1998             1997
                                                  ----             ----

Direct Written Premiums                       $15,857,353      $12,304,640
Assumed Written Premiums                            9,488           10,036
Ceded Return (Written) Premiums                (2,104,844)       1,910,548
                                              ----------------------------
Net Written Premiums                          $13,761,997      $14,225,224
                                              ============================

Ceded written premium for the year ended December 31, 1998 includes $914,162, $515,477 and $544,107 for the first layer, second layer and aggregate limit endorsement to the first excess of loss reinsurance coverages, respectively. In addition 1998 ceded written premium includes $121,004 for the casualty clash and property catastrophe coverage and $10,094 in experience adjustments for prior year reinsurance protection. Ceded return (written) premiums for the year ended December 31, 1997 includes $793,697 in return premium due to retroactive rate adjustments to the Company's first layer excess of loss treaty currently in force, $175,503 of return premium due to experience rating adjustments for various treaties now in runoff and $71,005 in return premium due rate adjustments to the Company's second layer excess of loss treaty currently inforce. In addition, the aggregate limit excess endorsement to the first layer excess of loss treaty provided $1,800,000 in ceded return adjustment premium. Without these adjustments, ceded written premium for the year ended December 31, 1997 was $929,657.

Earned premium amounts reflected in the financial statements are as follows:

                                                  1998             1997
                                                  ----             ----

Direct Earned Premiums                        $13,758,008      $11,742,870
Assumed Earned Premiums                            10,670           16,678
Ceded Earned Premiums                          (1,712,230)        (266,065)
                                              ----------------------------
Net Earned Premiums                           $12,056,448      $11,493,483
                                              ============================

Other ceded reinsurance amounts reflected in the financial statements include reinsurance commission recovered from the reinsurer in 1998 of $219,660 and reinsurance commission returned to the reinsurer in 1997 of $1,194,463. Reinsurance commission recovered in 1998 pertains to the first and second layer excess of loss treaties. Reinsurance commission returned to the reinsurer in 1997 includes commission on the returned written premium and a commission adjustment pursuant to the quota share treaty commuted
September 30, 1997 wherein the deductible was reduced from $1,000 to $100 increasing loss recoveries and reducing expense recoveries by approximately $900,000.

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

As of October 28, 1996 the Company entered into a letter agreement with Mr. Schatz, in which it agreed to pay him a special cash bonus of $60,000 in 1996,and cash bonuses of $33,997 per year in 1997 through 2006 (totaling $339,970). These annual cash bonuses will terminate if Mr. Schatz voluntarily terminates his employment other than for "Good Reason" as defined in his Employment Continuity Agreement, or if the Company terminates his employment for "Good Cause" as defined in the Employment Continuity Agreement. In exchange for these payments, Mr. Schatz has agreed to release any and all claims he may have had for non-payments under his Employment Agreement for 1991 through October 1996.

The Company has an Employment Agreement with Mr. Libby commencing January 1, 1998 and expiring December 31, 1999. The agreement provides for a base salary of $120,000 per annum commencing in 1998 (subject to annual adjustments based on increases in the Consumer Price Index). The agreement contains certain non- renewal and termination clauses which if triggered could result in a compensation award of $120,000 depending on the circumstances.

The Company has an Employment Agreement with Mr. Koren commencing October 1, 1998 and expiring December 31, 2000. The agreement provides for a base salary of $85,000 per annum (subject to annual adjustments, after 1999, based on increases in the Consumer Price Index). The agreement contains certain non- renewal and termination clauses which if triggered could result in a compensation award ranging from $50,000 to $85,000 depending on the circumstances.

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

E.  Statutory Surplus and Statutory Net Income:

The following tables reconcile statutory surplus and net income amounts reported under statutory accounting principles to those reported herein under GAAP at December 31, 1998 and 1997 and for the years then ended.

                                                    As of December 31,
                                              ----------------------------
                                                  1998             1997
                                                  ----             ----

Statutory surplus,
 as reported by the Company                   $ 5,686,442       $6,457,206
 Statutory basis adjustments                      251,467          (98,443)
                                              ----------------------------
Statutory surplus, as adjusted herein           5,937,909        6,358,763

Reconciliation to GAAP basis:
  Deferred policy acquisition costs             1,856,230        1,029,488
  Provision for unauthorized reinsurance          253,000          126,600
  Deferred tax asset                            1,671,040        1,790,393
  Excess of statutory reserve over
   statement reserves                              36,200          145,400
  Other non-admitted assets
    Data processing equipment                       8,881           62,500
    Other                                         189,056          380,115
    Premiums receivable                             5,363              233
  Adjustment for difference in valuation
   method for certain fixed maturities            425,188          243,162
  GAAP basis reserves in lieu of provision
   for unauthorized and other statutorily
   non-admitted assets                           (126,000)        (151,000)
                                              ----------------------------

GAAP basis, surplus                           $10,256,867       $9,985,654
                                              ============================

                                                 year ended December 31,
                                              ----------------------------
                                                  1998             1997
                                                  ----             ----

Statutory net income (loss), as reported      $(1,031,346)      $ (266,788)
  Statutory basis adjustments                     251,467         (161,148)
                                              ----------------------------
  As adjusted herein                             (779,879)        (427,936)
Reconciliation to GAAP basis:
  Change in deferred policy acquisition
   costs                                          826,742          630,893
  Equity in net income (loss) on non
   insurance subsidiary                                 0           13,339
  GAAP basis reserves in lieu of provision
   for unauthorized and other statutorily
   non-admitted assets                             25,000           39,000
  Other                                           149,660          251,507
  Federal income tax adjustment                         0          (40,797)
  Deferred tax expense                            (63,836)        (177,326)
                                              ----------------------------

GAAP basis, net income                        $   157,687       $  288,680
                                              ============================

F.  Investments:

The amortized cost and fair value of investments in fixed maturities available for sale at December 31, 1998 were as follows:

                               Gross          Gross       Estimated
                             Amortized     Unrealized     Unrealized       Fair
                                Cost          Gains         Losses         Value
                             ---------     ----------     ----------       -----

U.S. Treasury Securities
 and Obligations of U.S.
 Government agencies        $ 5,551,361      $323,858      $ 1,744      $ 5,873,475
Public Utilities              1,000,959         9,041            0        1,010,000
Corporate Securities          8,705,036       108,276       14,244        8,799,068
                            -------------------------------------------------------
Total Fixed Maturities      $15,257,356      $441,175      $15,988      $15,682,543
                            =======================================================

The investment concentration of corporate fixed maturities for each investment category which in the aggregate exceeds 10% of shareholders' equity at December 31,1998 is as follows:

                                       Estimated
                                         Fair
                                         Value           %
                                       ---------         -

Category:
  Bank & Finance                       $3,408,000       38.7
  Retail & Consumer                       756,068        8.6
  Industrial                            4,635,000       52.7
                                       ---------------------
                                       $8,799,068      100.0
                                       =====================

The amortized cost and estimated fair value of all fixed maturities available for sale at December 31, 1998 are shown below by contractual maturity. Actual dates for realization of such proceeds will differ from the contractual maturity date because the borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              Amortized         Estimated
                                                 Cost           Fair Value
                                              ---------         ----------

Due to Mature:
  Within one year                             $ 1,059,289      $ 1,059,067
  After one year through five years            10,880,463       11,069,300
  After five years through ten years              832,443          853,396
  After ten years through fifteen years           249,243          260,000
  After fifteen years                           2,235,918        2,440,780
                                              ----------------------------
                                              $15,257,356      $15,682,543
                                              ============================

Proceeds from sales of investments in fixed maturities available for sale during 1998 and 1997 were $3,556,062 and $3,863,582, respectively. During 1998, fixed maturities with par value of $1,130,571 matured. There were no maturities of fixed maturities available for sale in 1997. Gross gains of $55,730 and $3,320 and gross losses of $462 and $4,849 were realized on sales of fixed maturities in 1998 and 1997, respectively.

The Company maintains deposits with various states in which the Company is licensed. These deposits are subject to certain regulatory restrictions. The aggregate amortized cost of such investments was $2,787,535 at December 31, 1998.

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

Realized capital gains (losses) for the years ended December 31, 1998 and 1997 consisted of the following:

                                                      1998         1997
                                                      ----         ----

Fixed maturities                                     $55,268      $(1,529)
Gain on sale of real estate                                0       16,347
Gain from equity securities                                0       20,870
Other                                                   (996)        (367)
                                                     --------------------

Total gain                                           $54,272      $35,321
                                                     ====================

The change in unrealized appreciation (depreciation), before provision for income taxes, on fixed maturities available for sale and equity securities was as follows:

                                                     1998          1997
                                                     ----          ----

Fixed maturities                                   $182,025      $295,880
Equity securities                                   (18,740)       58,759
                                                   ----------------------
      Total                                        $163,285      $354,639
                                                   ======================

Net investment income for the years ended December 31, 1998 and 1997 consisted of the following:

                                                    1998           1997
                                                    ----           ----

Interest on fixed maturities                     $  963,896      $943,477
Interest on short-term investments                  190,551       105,330
Rental income, investment property                        0         7,250
Dividends on equity securities                        3,219           451
Amortization of bond premium, net                   (69,735)      (70,537)
Other                                                 9,096         9,575
                                                 ------------------------
      Total investment income                     1,097,027       995,546

Investment expenses                                 226,479       232,108
                                                 ------------------------

      Net investment income                      $  870,548      $763,438
                                                 ========================

G.  Property and Equipment:

Property and equipment, which are stated at cost, consist of the following as of December 31, 1998:

                                                          Estimated
                                                           Useful
                                       Amount               Life
                                       ------             ---------

Leasehold Improvements                $ 74,104      lease term - expires
                                                          year 2000
Equipment, furniture and
 fixtures and automobiles              252,587            3-5 years
Computer software & hardware           478,931            3-5 years
                                      --------
                                       805,622
Less accumulated
 depreciation and amortization         555,640
                                      --------
                                      $249,982
                                      ========

Depreciation and amortization expense for the years ended December 31, 1998 and 1997 was $218,576 and $195,115, respectively.

The unamortized value of computer software was $17,354 for the year ended December 31, 1998. Depreciation expense of computer software was $5,785 and $38,213 for the years ended December 31, 1998 and 1997, respectively.

H.  Reserve for loss and loss adjustment expenses :

The following table provides a reconciliation of the changes in loss and loss adjustment expense reserves, after deducting amounts recoverable from reinsurers for 1998 and 1997.

                  Reconciliation of Liability for Loss and
                       Loss Adjustment Expenses (LAE)

                                                  1998             1997
                                                  ----             ----

Reserves for losses and LAE:
Beginning of year                             $14,657,226      $15,205,583
Amounts recoverable from reinsurers
 on unpaid losses                               3,668,346        4,828,760
                                              ----------------------------
Beginning of year, net                         10,988,880       10,376,823

Provision for losses and LAE for claims
 arising in:
  Current year                                  9,924,585        7,909,126
  Prior years                                  (1,566,912)      (1,108,324)
                                              ----------------------------
                                                8,357,673        6,800,802
Losses and LAE paid on claims arising in:
  Current year                                  5,796,220        4,555,270
  Prior years                                   3,243,377        1,633,475
                                              ----------------------------
                                                9,039,597        6,188,745
Reserves for losses and LAE:
  End of year, net                             10,306,956       10,988,880
  Amounts recoverable from reinsurers
   on unpaid losses                             2,662,118        3,668,346
                                              ----------------------------
Losses and loss adjustment expenses
 per Consolidated Balance Sheet               $12,969,074      $14,657,226
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

For the years ending December 31, 1998 and 1997 the actuarial estimate indicated that the prior year reserve for losses and loss adjustment expenses were redundant by $1,566,912 and $1,108,324 respectively.

I.  Stock Options:

At the Annual Shareholders Meeting, June 10, 1997, shareholders approved the North East Insurance Company Stock Option Plan. The Plan provides for awards of Incentive Stock Options (ISOs), nonqualified Stock Options (NSOs), and Stock Appreciation Rights (SARs). ISOs and NSOs represent the right to purchase North East common stock at a designated option price per share. SARs represent the right to receive a future payment in an amount which is determined by reference to the value of a share of common stock. Common stock issuable under the Plan is limited to 400,000 shares in the aggregate. The Plan is administered by a committee of two or more non-employee directors appointed by the Board of Directors.

Employees may be awarded either ISOs or NSOs, in each case carrying an option price of not less than 100% of the fair market value per share on the date of grant. No ISO may be exercised more than ten years after the date of grant, and no ISO may be granted to any employee who, at the time of grant, owns more than 10% of the outstanding voting stock of the Company.

On October 28, 1996 the Board of Directors granted Robert G. Schatz a Nonqualified Stock Option for 200,000 shares of common stock, at an exercise price of $1.625 per share. The option was subject to shareholder approval of the Plan at the Annual Shareholders Meeting, June 10, 1997. These options are fully excercisable.

On June 10, 1997 the Board of Directors granted Ronald A. Libby an ISO for 100,000 shares of common stock, at an exercise price of $2.375 per share. Under the option 20 percent become exercisable on the date of grant and on the anniversary date of each of the four years following the date of grant.

During 1998 the Board implemented a program to award Nonqualified Stock Options to non-employee directors. Nonqualified Stock Options have been granted to each standing director at the rate of 1,000 shares per quarter at a exercise price equal to the fair market value of the common stock on the last day of the quarter. On April 10, 1998 the Company granted directors options to purchase 74,000 shares at an exercise price of $2.8125 per share and quarterly thereafter. Nonqualified Stock Options granted non-employee directors and remaining unexercised at December 31, 1998 represented 95,000 shares of common stock at a weighted average price of $2.076 per share.

Total options granted during December 31, 1998 and 1997 represented 95,000 and 300,000 shares of common stock at a weighted average price of $2.71 and $1.88 per share, respectively. Options excercisable at December 31, 1998 and 1997 represented 335,000 and 220,000 shares of common stock at a weighted average price of $2.023 and $1.69 per share, respectively. At December 31, 1998 there were 5,000 shares reserved for issuance under the plan. No options were exercised in 1998 or 1997.

All options expire ten years from the date of grant. No options were exercised, forfeited or expired in 1998. The Company uses Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", to recognize compensation cost. If the Company had adopted the provisions of FAS No. 123, "Accounting for Stock Based Compensation", net income and earnings per share for 1998 and 1997 would have been reduced to the pro forma amounts indicated below:

                                            1998          1997
                                            ----          ----

      Net income (Loss)
        As reported                       $157,687      $288,680
        Pro forma                           17,753        (4,848)

      Earnings per common share:
        As reported
          Basic                           $   0.05      $   0.10
          Diluted                         $   0.05      $   0.09
        Pro forma
          Basic                           $   0.01      $   0.00
          Diluted                         $   0.01      $   0.00

The fair value of each option granted is estimated on the effective date of grant using a Black-Scholes option-pricing model assuming a seven year life expectancy, a stock price volatility of 65% in 1998 and 80% in 1997, a dividend yield of 0% for both 1998 and 1997 and a risk-free interest rate of 5.51% and 6.56% for 1998 and 1997, respectively. Fair value of options granted during 1998 and 1997 were $1.90 and $1.85 per share, respectively.

J.  Dividend Restriction:

Under Maine Law, dividends may only be paid from available and accumulated statutory surplus funds which have been derived from net operating income and net realized capital gains. At the present time the Company has an accumulated statutory unassigned deficit and does not expect to be in a position to pay dividends in the near future. The Company has never paid a dividend.

K.  Legal Proceedings:

On March 29, 1999 the Company received a letter from counsel to Samuel M. Koren, who has been a Vice President of North East since 1978. As further described in Item 10 below (see "Koren Employment Agreement; Resignation"), Mr. Koren's counsel has asserted a claim for payment under an Employment Continuity Agreement, and has stated an intention to file claims for discrimination on various bases, including without limitation age and religion. The letter does not specify the amount of damages. The Company has offered to negotiate a reasonable retirement payment to Mr. Koren in view of his many years of service to North East, but has denied liability on the asserted claims.

Other than ordinary routine litigation incidental to the business, there are no other material legal proceedings pending with regard to NEIC or its wholly-owned subsidiary ACIC.

L.  Leases:

The Company has various operating leases, including the lease of its home office building, required in the day to day operations of the Company. The expense incurred for lease and lease related items for the years ended December 31, 1998 and 1997 was $165,693 and $210,934, respectively.

The following table is a schedule of future minimum lease payments:

                                        Lease Payment
                                        -------------

            Year 1999                     $141,291
            Year 2000                      144,823

M.  Subsequent Events:

During the fourth quarter of 1998 the Company initiated a rights offering to existing shareholders of one share of common stock for each share outstanding on November 9, 1998 at a price of $2.25 per share. On January 26, 1999, the Company terminated the planned offering of common stock to its shareholders. Under the terms of the Rights Offering all subscription amounts held by the Subscription Agent have been returned.

On March 16, 1999, the Company entered into an Agreement and Plan of Merger with Motor Club of America ("MCA"), a property and casualty insurance holding company whose stock is publicly traded through NASDAQ under the symbol MOTR. Under the agreement, MCA would acquire NEIC through a merger between the Company and a wholly-owned subsidiary of MCA. The proposed merger was recently approved by the Boards of Directors of both NEIC and MCA. The transaction will require approval by the shareholders of both corporations, and will require authorization by state insurance regulators in Maine and New York. Consummation of the merger is also subject to various other conditions, which the Company currently expects to be satisfied in due course. Under the proposed merger, NEIC shareholders would receive, at their individual election, (a) $3.30 per share of NEIC common stock or (b) one share of MCA common stock for each 5.25 shares of NEIC common stock, or (c) a combination thereof. If the NEIC shareholders in the aggregate elect to exchange more than 50% of their shares for MCA stock, the aggregate percentage will be ratably reduced to 50%. Upon completion of the merger, NEIC would become a wholly-owned subsidiary of MCA.

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   Part III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Set forth below is information concerning the current executive officers and directors of NEIC.

NAME                    AGE      POSITION
----                    ---      --------

Robert G. Schatz        53       President, Chairman of the
                                 Board, Chief Executive
                                 Officer and Director
Ronald A. Libby         55       Chief Operating Officer
Samuel M. Koren         58       Senior Vice President,
                                 Secretary
Graham S. Payne         53       Treasurer, Chief Financial
                                 Officer
Rebecca J. Cerny        46       Vice President
Edward B. Batal         58       Director
Terence P. Cummings     44       Director
Robert A. Hancock       46       Director
Wilson G. Hess          46       Director
Joseph M. Hochadel      51       Director
Bruce H. Suter          78       Director
Peter A. Russ           54       Director

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

SAMUEL M. KOREN is Senior Vice President and Secretary of NEIC. He joined the Company in 1977 and has been an Officer since 1978. Mr. Koren recently gave notice of termination of his employment, as described below.

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

PETER A. RUSS was first elected as a Director of NEIC in May 1998. Since 1990 he has served as President and sole Director of Foothold Management Corporation, an investment advisory firm. He also is a General Partner of Foothold Fund, L.P., an investment fund that owns approximately 9.9% of the outstanding NEIC Common Stock.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, certain persons associated with the Company (directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock) are required to file with the Securities and Exchange Commission and the Company various reports disclosing their ownership of Company securities and changes in such ownership. Under Section 16(a) of the Securities Exchange Act of 1934, certain persons associated with the Company (directors, executive officers and beneficial owners of more than 10% of the outstanding Common Stock) are required to file with the Securities and Exchange Commission and the Company various reports disclosing their ownership of Company securities and changes in such ownership. The following is a list, to the Company's knowledge, of all required Section 16(a) filings for 1998 that were not made on a timely basis: Mr. Russ filed a late Form 3 report, concerning his election as a director; Messrs. Batal, Cummings, Hancock, Hess, Hochadel, Russ, and Suter each filed late Form 5 reports, concerning exempt option grants to them in 1998; Mr. Libby filed a late Form 5 report, concerning an exempt option grant in 1997; Mr. Hochadel filed a late Form 4 report, concerning a purchase of stock by him in 1998; and Ballantrae Partners, LLC, Murry N. Gunty, Gunty & Co., Deborah L. Harmon, and Jonathan S. Kern each filed late Form 4 reports, concerning four related sales in 1998 of stock owned by Ballantrae and indirectly owned by the other reporting persons; Ms. Harmon and Mr. Kern have not filed Form 5 reports, concerning exempt option grants to them in 1998.

ITEM 10 - EXECUTIVE COMPENSATION

Set forth below is certain information concerning the compensation of each executive officer of the Company who received more than $100,000 of salary and bonus compensation for the prior fiscal year.

Principle Position       Year       Salary        Bonus   Compensation (1)
------------------       ----       ------        -----   ----------------

Robert G. Schatz         1998      $175,673      $35,356      $10,541
  President and Chief    1997       175,012       28,276        7,505
  Executive Officer      1996       155,289       96,216       73,960
Ronald A. Libby          1998       120,465        7,000        3,984
  Chief Operating        1997       110,319       25,293        3,316
  Officer                1996       101,173       36,707        7,740

<F1>  For Mr. Schatz, other compensation in 1998 consists of $3,366 of vacation pay, $5,575 for Company-paid insurance premiums, and $1,600 of matching contributions under the 401(k) Plan; other compensation in 1997 consists of $3,365 in retroactive salary adjustments, $2,540 for Company-paid insurance premiums, and $1,600 of matching contributions under the 401(k) Plan; and other compensation in 1996 consists of a $60,000 special bonus in lieu of prior year payments, $9,590 of vacation pay, $2,540 for Company-paid insurance premiums, and $1,830 of matching contributions under the 401(k) Plan.

      For Mr. Libby, other compensation in 1998 consists of $2,692 of vacation pay and $1,292 of matching contributions under the 401(k) Plan; other compensation in 1997 consists of $2,116 of vacation pay and $1,200 of matching contributions under the 401(k) Plan; and other compensation in 1996 consists of $7,740 of vacation pay.

SCHATZ EMPLOYMENT AGREEMENT

The Company is a party to an Employment Agreement with Mr. Schatz that became effective January 1, 1998. The Agreement provides for (i) a base salary of $175,000 per annum (subject to annual adjustments based on increases in the Consumer Price Index) and (ii) a three-year profit sharing bonus calculated on After-Tax Profit.

Under the bonus arrangement, if the Company's aggregate After-Tax Profit (as defined) for 1998, 1999, and 2000 exceeds a threshold amount of After-Tax Profit, then Mr. Schatz will be entitled to a bonus under the Agreement. Specifically, if After-Tax Profit over the three-year period exceeds approximately $3.3 million, then the bonus would equal 5% of the excess over such target; to the extent that After-Tax Profit exceeds approximately $5.2 million, Mr. Schatz would be entitled to a bonus of approximately $94,800 plus 10% of the excess over such higher threshold. (The lower and higher thresholds represent a 10% and 15% compounded growth rate, respectively, in shareholders equity over the three-year period.) The targeted growth rates are subject to adjustment, to account for capital influxes into the Company or to account for dividends or distributions of capital to shareholders.

Under the Employment Agreement, if the Company terminates his employment "without cause" or Mr. Schatz terminates his employment "for good reason" (as such terms are defined in the Agreement), he is entitled to (i) a lump-sum severance payment of $175,000, (ii) up to one year's continuation of health insurance and other Company benefits, and (iii) additional payments totaling $175,000 over an eight-year period, with interest at the federal long-term rate (as defined). The eight-year installment payment obligation was previously negotiated with Mr. Schatz in 1996, in settlement of his claims for unpaid bonuses and options under his 1991 Employment Agreement. For a period of 12 months after termination of employment, Mr. Schatz would be subject to a noncompetition covenant, restricting his ability to provide services to any insurance business in Maine or any other state in which NEIC was conducting business or actively planning to conduct business.

In October 1996 Mr. Schatz was granted a stock option for 200,000 shares of Common Stock, at the then prevailing market price per share ($1.625). The option expires in 2006.

EFFECT OF MCA MERGER TRANSACTION
ON SCHATZ EMPLOYMENT ARRANGEMENTS

As noted above, the Company has executed an Agreement and Plan of Merger with Motor Club of America. MCA has announced its intention to retain Mr. Libby as President and Chief Operating Officer of the Company. At the time of the merger, Mr. Schatz would step down as President and Chief Executive Officer and would resign from the NEIC Board of Directors.

MCA and NEIC have entered into an Undertaking and Agreement with Mr. Schatz, under which his termination of employment will be deemed to trigger the severance payments and other severance benefits provided by his Employment Agreement, as described above. In addition, Mr. Schatz has agreed to waive his rights to the three-year profit sharing bonus, in exchange for a lump sum payment of $16,000. Consistent with the terms of the merger, Mr. Schatz's stock option for 200,000 shares will be terminated in exchange for a cash settlement of $335,000, representing the spread between the merger price ($3.30 per share) and the option exercise price ($1.625 per share). Mr. Schatz will retain existing rights to indemnification by the Company, as set forth in NEIC's bylaws and the form of Indemnification Agreement to which the Company and its directors are parties. The Undertaking and Agreement will terminate and be of no further force or effect if the MCA merger transaction for any reason is not consummated.

LIBBY EMPLOYMENT AGREEMENT

The Company is a party to an Employment Agreement with Mr. Libby that was executed in November 1998, effective as of January 1, 1998. The Agreement provides for a base salary of $120,000 per annum (subject to annual adjustments based on increases in the Consumer Price Index).

Under the Employment Agreement, in the event that the Company terminates his employment without "Cause" or Mr. Libby terminates his employment for "Good Reason" (as such terms are defined in the Agreement), he is entitled to (i) severance payments of $120,000 over the following 12 months and (ii) up to 6 months' continuation of health insurance and other Company benefits. For one year after termination of employment, Mr. Libby would be subject to a noncompetition covenant, restricting his ability to provide services to any insurance business in Maine or any other state in which NEIC was conducting business or actively planning to conduct business.

The initial term of the Employment Agreement expires December 31, 1999. The agreement is subject to two-year extensions unless Mr. Libby fails to give notice of renewal or the Company gives notice of non-renewal. Upon any non-renewal at the Company's election, Mr. Libby would be entitled to non-renewal payments totalling $120,000 over the 12 months after expiration of the agreement.

In June 1997 Mr. Libby was granted a stock option for 100,000 shares of Common Stock, at the then prevailing market price per share ($2.375). The option expires in 2007.

KOREN EMPLOYMENT AGREEMENT; RESIGNATION

In December 1998, the Company and Mr. Koren executed an Employment Agreement, to be effective as of October 1, 1998 through December 31, 1999. The Agreement provides for a base salary of $85,000 per annum (subject to annual adjustments based on increases in the Consumer Price Index).

Under the Employment Agreement, in the event that the Company terminates his employment without "Cause" or Mr. Koren terminates his employment for "Good Reason" (as such terms are defined in the Agreement), he is entitled to (i) severance payments of $85,000 over the following 12 months and (ii) up to 6 months' continuation of health insurance and other Company benefits. For one year after termination of employment, Mr. Koren would be subject to a noncompetition covenant, restricting his ability to provide services to any insurance business in Maine or any other state in which NEIC was conducting business or actively planning to conduct business. The Agreement contains a non-renewal provision (similar to that contained in Mr. Libby's contract), which provides for non-renewal payments totalling $50,000 under certain circumstances.

On March 24, 1999 the Company received a letter from Mr. Koren's counsel, stating that Mr. Koren was voluntarily terminating his employment for "Good Reason" pursuant to an Employment Continuity Agreement with the Company (described below). The letter demanded payment in accordance with that agreement. On March 29, 1999, the Company received another letter from Mr. Koren's counsel, stating that Mr. Koren may also file charges of discrimination based on age, religion, and certain other factors. The Company has denied liability for all such claims.

Employment Continuity Agreements were executed with Mr. Libby and Mr. Koren in October 1996. Under those Agreements, if the executive's employment were terminated within twelve months after the occurrence of a "Change in Control Event" (as defined), then the executive would receive severance compensation equal to 200% of the sum of his current annual base salary plus any profit sharing award for the prior year, provided that the payment will be reduced if and to the extent necessary to keep the payment from becoming non-deductible under Section 280G of the Internal Revenue Code. This same benefit would accrue if the executive terminated his employment for "Good Reason" (as defined). The Employment Continuity Agreement also provided for a stay-on bonus equal to 100% of his annual base salary if the executive remained employed for six months after the Change in Control Event, subject to the condition that he not compete with the Company for the following six months. These special severance benefits would not apply if the Company terminates the executive's employment for "Good Cause," including a substantial neglect of duties after written notice and an opportunity to correct.

The Company asserts that Mr. Koren's recently executed Employment Agreement supersedes the Employment Continuity Agreement, and that in any case there has occurred no "Change in Control Event" or alternation in Mr. Koren's employment situation which would constitute "Good Reason" for him to terminate his employment. A voluntary resignation by Mr. Koren also would not entitle him to any severance payments under the Employment Agreement. However, the Company has offered to negotiate a reasonable retirement payment to Mr. Koren in view of his many years of service to North East. To date, no resolution of Mr. Koren's claims has been reached.

DIRECTOR COMPENSATION

Directors who are not employees of the Company receive directors' fees at therate of $3,000 per annum, plus $250 for each Board meeting attended. Directors also receive $100 for each Committee meeting attended, except that the Committee chairman receives $150 for each such meeting.

The Board in 1998 approved a program by which the Company awards stock options on a quarterly basis to each non-employee director. As of the last day of the calendar quarter, each such director receives a fully vested option to purchase 1,000 shares of NEIC common stock at an exercise price equal to the market price of the stock on such date. In addition, Messrs. Batal, Cummings, Hancock, Hess, Hochadel and Suter each received a one-time grant of options on April 10, 1998, at an exercise price of $2.8125 per share (the market price of the stock on that date). Thereafter, each of Messrs. Batal, Cummings, Hancock, Hess, Hochadel, Russ and Suter each received quarterly option grants for 1,000 shares at $2.6875, $1.75, and $2.625 per share as of June 30, September 30, and December 31, 1998, respectively. During 1998 pursuant to this same director stock option program, two former directors of NEIC received options on April 10, 1998 for 7,000 shares each at $2.8125 per share and options for 1,000 shares each on June 30, 1998 at $2.6875 per share.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND CHANGES IN CONTROL

As of March 22, 1999, a total of 3,049,089 shares of NEIC's Common Stock were outstanding. The Common Stock is entitled to one vote per share and is the only class of NEIC stock outstanding. Set forth below, as of the record date, is information concerning the only persons known to NEIC to beneficially own more than five percent of the outstanding shares.

                                         Number of Shares       Percent of
Name and Address                        Beneficially Owned     Outstanding
----------------                        ------------------     -----------

The Foothold Fund, L.P.                      299,000               9.8%
c/o Foothold Capital Management
51 JFK Parkway
Short Hills, NJ 07078

Richard H. Konrad                            299,000               9.8%
c/o Lincluden Management Limited
1275 North Service Road West, Suite 607
Oakville, Ontario, Canada L6M 3G4

Capitol Indemnity Corporation                299,000               9.8%
4610 University Ave.
Madison, WI 53705

Everest Partners, L.P.                       296,680               9.7%
Job's Peak Ranch
P.O. Box 3178
Gardnerville, Nevada 89410

<F1>  Information regarding the stock ownership of The Foothold Fund, L.P.
      is given on the basis of its Schedule 13D report, filed August 6, 1997 and most recently amended July 7, 1998. Foothold's sole general partner is The Foothold Management Corp. Peter A. Russ is the President, sole director and sole shareholder of Foothold Management. Foothold's Schedule 13D report states that it was purchasing the Common Shares for investment purposes and not for the purpose of acquiring control of North East.
<F2>  Information regarding the stock ownership of Mr. Konrad is given on the basis of his Schedule 13G report filed on July 2, 1998. The
      Schedule 13G report states that the NEIC shares were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of North East and were not acquired and are not held in connection with or as a participant in any transaction having that purpose or effect.
<F3>  Information regarding the stock ownership of Capitol Indemnity
      Corporation is given on the basis of a partial Schedule 13D report filed on July 16, 1998. Capitol Indemnity is an insurer and surety company located in Madison, Wisconsin. It is a wholly-owned subsidiary of Capitol Transamerica Corporation, a publicly traded company of which George A. Fait is President and Chairman of the Board.
<F4>  Information regarding the stock ownership of Everest Partners, L.P. is given on the basis of its Schedule 13G report filed on July 13, 1998 and most recently amended January 15, 1999. The general partner of Everest Partners is Everest Partners, Inc. The manager of Everest Partners is Everest Managers, L.L.C. David M.W. Harvey is the sole principal of the general partner and the manager. The Schedule 13G report states that the NEIC shares were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of North East and were not acquired and are not held in connection with or as a participant in any transaction having that purpose or effect.

The following table shows, as of the March 22,1999, the number of shares of NEIC Common Stock which, to NEIC's knowledge, were beneficially owned by the directors and certain executive officers of NEIC. Except as otherwise indicated, each person named owned less than one percent of the outstanding Common Stock of NEIC.

                          Number of Shares           Percent of
Name                    Beneficially Owned(1)       Outstanding
----                    ---------------------       -----------

Robert G. Schatz             295,859                   9.1%
Ronald A. Libby               40,063                   1.3%
Samuel M. Koren                9,500
Edward B. Batal               19,500
Terence P. Cummings           13,000
Robert A. Hancock             15,500
Wilson G. Hess                13,000
Joseph M. Hochadel            13,000
Peter A. Russ                302,000                   9.9%
Bruce H. Suter                13,500

All directors and executive
 officers as a group          734,922                  21.7%

<F1>  Includes shares owned by spouses or other relatives residing in the same household, and by entities owned or controlled by the person named. Also includes the following shares purchasable within the next 60 days under outstanding stock options: Mr. Schatz, 200,000; Mr. Libby, 40,000; Mr. Batal, 13,000; Mr. Cummings, 13,000; Mr. Hancock, 13,000; Mr. Hess, 13,000; Mr. Hochadel, 13,000; Mr. Russ, 3,000; and
      Mr. Suter, 13,000.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The firm of Monaghan, Leahy, Hochadel & Libby provides legal services to the Company. Mr. Hochadel, a Director of NEIC, is a partner in that firm. Fees paid to that firm in 1998 and 1997 were approximately $211,000 and $135,000, respectively.

The Company received legal services in 1997 and 1998 from two firms in which Mr. Cummings was or is now a Partner. Fees paid to such firms by the Company did not exceed $60,000 in either 1997 or 1998

During each of the past two years, Batal Agency has been an independent insurance agent for NEIC. Mr. Batal, a Director of NEIC, is President of that agency. Commissions paid to the agency were based on NEIC's standard rates and did not exceed $60,000 in either 1997 or 1998.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

  3.1 Conformed Copy of Articles of Incorporation, as amended to date; incorporated herein by reference to Exhibit 3.1 to the Company's Form SB-2/A (Registration No. 333-62881), filed November 12, 1998

  3.2  Bylaws, as amended to date; incorporated herein by reference to
       Exhibit 3.2 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995

  4.1  Instruments Defining the Rights of Security Holders; see Exhibits
       3.1 and 3.2

 10.1 Lease, dated August 14, 1990, of the Company's home office; incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1994

 10.2 Agreement and Plan of Merger Agreement and Plan of Merger between the Company and Motor Club of America, dated as of March 16, 1999; incorporated herein by reference to Exhibit 2 to Form 8-K filed by Motor Club of America (Commission File No. 0-671) on March 18, 1999

NOTE: Compensatory plans and arrangements and management contracts are filed as Exhibits 10.3 through 10.7 below.

 10.3 Employment Agreement dated December 1, 1997 between the Company and Robert G. Schatz; incorporated herein by reference to Exhibit 10.3 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

 10.3A Letter Agreement dated October 28, 1996 between the Company and
       Robert G. Schatz, regarding bonus compensation arrangements; incorporated herein by reference to Exhibits 10.4 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

 10.3B Undertaking and Agreement dated March 16, 1999 among the Company,
       Robert G. Schatz, and Motor Club of America

 10.4 Conformed copy of Employment Agreement, effective as of January 1, 1998, between the Company and Ronald A. Libby

 10.5 Employment Agreement, effective as of October 1, 1998, between the Company and Samuel M. Koren

 10.6 Form of Employment Continuity Agreement, dated as of October 28, 1996, with Ronald A. Libby and Samuel M. Koren; incorporated herein by reference to Exhibits 10.8 and 10.9 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

 10.7 North East Insurance Company Stock Option Plan; incorporated herein by reference to Exhibit 10.10 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997

 21 A list of subsidiaries of the Company is incorporated by reference to Exhibit 21 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993.

 27    Financial Data Schedule.

 28    Information from Reports Furnished to State Insurance Regulatory
       Authorities: Schedule P for NEIC and its subsidiary, American Colonial Insurance Company, are filed herewith under cover of Form SE.

(b)    Reports on Form 8-K

During the fourth quarter of 1998, the Company filed four reports on Form 8-K, as follows: on December 14, 1998, announcing receipt of an acquisition offer and rejection of such offer by the Board of Directors; on December 18, 1998, announcing extension of a pending rights offering; on December 23, 1998, announcing receipt of a revised acquisition offer; and on December 29, 1998, announcing a further extension of the rights offering.

                                 SIGNATURES

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 1999                  NORTH EAST INSURANCE COMPANY

                                       By:  /S/ Robert G. Schatz
                                            Robert G. Schatz, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                          Date
---------                    -----                          ----

/S/Robert G. Schatz          President, Chief Executive     March 31, 1999
Robert G. Schatz             Officer and Director

/S/Graham S. Payne           Treasurer and Chief            March 31, 1999
Graham S. Payne              Financial Officer

/S/Edward B. Batal           Director                       March 29, 1999
Edward B. Batal

/S/Terence P.Cummings        Director                       March 26, 1999
Terence P. Cummings

/S/Robert A. Hancock         Director                       March 26, 1999
Robert A. Hancock

/S/Peter A.Russ              Director                       March 27, 1999
Peter A. Russ

/S/Wilson G. Hess            Director                       March 31, 1999
Wilson G. Hess

/S/Joseph M. Hocadel         Director                       March 25, 1999
Joseph M. Hochadel

/S/Bruce H. Suter            Director                       March 25, 1999
Bruce H. Suter

                NORTH EAST INSURANCE COMPANY AND SUBSIDIARIES

                       INDEX TO CONSOLIDATED EXHIBITS

Exhibit No.                                                        PAGE(S)
-----------                                                        -------

   10.3B       Undertaking and Agreement dated March 16, 1999
               among the Company, Robert G. Schatz, and Motor
               Club of America                                       68
   10.4        North East Employment Agreement - Ronald Libby        74
   10.5        North East Employment Agreement - Samuel Koren        83
   27          Financial Data Schedule                               93