Form 10KSB/A
period 1998-12-31
NORTH EAST INSURANCE CO
filed 1999-05-13
CIK 352162

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             ___________________

                                FORM 10-KSB/A

                             Amendment No. 1 to

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________


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

The issuer's revenues for its most recent fiscal year:  $12,981,268.

The aggregate market value of the voting stock held by non-affiliates as of March 22, 1999 was $8,766,131.

There were 3,049,089 common shares outstanding as of March 22, 1999.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format:  Yes [ ]   No [x]


The issuer ("NEIC" or the "Company") hereby amends Item 10 of Part III of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, to read in its entirety as set forth below.


ITEM 10 - EXECUTIVE COMPENSATION

Set forth below is certain information concerning the compensation of each executive officer of the Company who received more than $100,000 of salary and bonus compensation for the prior fiscal year.


                         SUMMARY COMPENSATION TABLE

NAME AND                            ANNUAL COMPENSATION       ALL OTHER
PRINCIPAL POSITION          YEAR     SALARY     BONUS      COMPENSATION(1)
------------------          ----     ------     -----      ---------------

Robert G. Schatz            1998     175,673     1,356         44,541
  President and Chief       1997     175,012         0         41,505
  Executive Officer         1996     155,289    90,495         73,960

Ronald A. Libby             1998     120,465     7,000          3,984
  Chief Operating           1997     110,319    25,293          3,316
  Officer                   1996     101,173    36,707          7,740
________
(1) For Mr. Schatz, other compensation in 1998 consists of $3,366 of vacation pay, $5,575 for Company-paid insurance premiums, $34,000 in lieu of prior year incentive payments, and $1,600 of matching contributions under the 401(k) Plan; other compensation in 1997 consists of $3,365 in retroactive salary adjustments, $2,540 for Company-paid insurance premiums, $34,000 in lieu of prior year incentive payments, and $1,600 of matching contributions under the 401(k) Plan; and other compensation in 1996 consists of $60,000 in lieu of prior year incentive payments, $9,590 of vacation pay, $2,540 for Company-paid insurance premiums, and $1,830 of matching contributions under the 401(k) Plan.


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


Under the Employment Agreement, if the Company terminates his employment "without cause" or Mr. Schatz terminates his employment "for good reason" (as such terms are defined in the Agreement), he is entitled to (i) a lump-sum severance payment of $175,000, (ii) up to one year's continuation of health insurance and other Company benefits, and (iii) additional payments totaling $175,000 over an eight-year period, with interest at the federal long-term rate (as defined). Mr. Schatz's Employment Agreement preserves a prior agreement to provide him an annual payment of $60,000 in 1996 and $34,000 per year for a period of ten years thereafter, in settlement of his claims for prior unpaid incentive compensation under his 1991 Employment Agreement. For a period of 12 months after termination of employment, Mr. Schatz would be subject to a noncompetition covenant, restricting his ability to provide services to any insurance business in Maine or any other state in which NEIC was conducting business or actively planning to conduct business.

EFFECT OF MCA MERGER TRANSACTION
ON SCHATZ EMPLOYMENT ARRANGEMENTS

The Company has executed an Agreement and Plan of Merger with Motor Club of America. MCA has announced its intention to retain Mr. Libby as President and Chief Operating Officer of the Company. At the time of the merger, Mr. Schatz would step down as President and Chief Executive Officer and would resign from the NEIC Board of Directors.

On March 16, 1999, MCA and NEIC entered into an Undertaking and Agreement with Mr. Schatz, under which he will receive the same severance payments and benefits as are provided under his Employment Agreement upon termination without cause. In addition, Mr. Schatz has agreed to waive his rights to the three-year profit sharing bonus, in exchange for a lump sum payment of $16,000. Consistent with the terms of the merger, Mr. Schatz's stock option for 200,000 shares will be terminated in exchange for a cash settlement of $335,000, representing the spread between the merger price ($3.30 per share) and the option exercise price ($1.625 per share). Mr. Schatz will retain existing rights to indemnification by the Company, as set forth in NEIC's bylaws and the form of Indemnification Agreement to which the Company and its directors are parties. The Undertaking and Agreement will terminate and be of no further force or effect if the MCA merger transaction for any reason is not consummated.


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


The Company asserts that Mr. Libby's and Mr. Koren's recently executed Employment Agreements supersede the Employment Continuity Agreements with those executives, and that in any case there has occurred no "Change in Control Event" and no alternation in Mr. Koren's employment situation which would constitute "Good Reason" for him to terminate his employment. A voluntary resignation by Mr. Koren also would not entitle him to any severance payments under the Employment Agreement. However, the Company has offered to negotiate a reasonable retirement payment to Mr. Koren in view of his many years of service to North East. To date, no resolution of Mr. Koren's claims has been reached.


DIRECTOR COMPENSATION

Directors who are not employees of the Company receive directors' fees at the rate of $3,000 per annum, plus $250 for each Board meeting attended. Directors also receive $100 for each Committee meeting attended, except that the Committee chairman receives $150 for each such meeting.


The Board in 1998 approved a program by which the Company awards stock options on a quarterly basis to each non-employee director. As of the last day of the calendar quarter, each such director receives a fully vested option to purchase 1,000 shares of NEIC common stock at an exercise price equal to the market price of the stock on such date. Messrs. Batal, Cummings, Hancock, Hess, Hochadel and Suter each received a one-time grant of options for 10,000 shares on April 10, 1998, at an exercise price of $2.8125 per share (the market price of the stock on that date). Thereafter, each of Messrs. Batal, Cummings, Hancock, Hess, Hochadel, Russ and Suter each received quarterly option grants for 1,000 shares at $2.6875, $1.75, and $2.625 per share as of June 30, September 30 and December 31, 1998 respectively. During 1998, pursuant to the same director stock option program, two former directors of NEIC received options on April 10, 1998 for 7,000 shares each at $2.8125 per share and options for 1,000 shares each on June 30, 1998 at $2.6875 per share. All director stock options are immediately exercisable and carry a term of five years.


                                  SIGNATURE

In accordance with Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 13, 1999                  NORTH EAST INSURANCE COMPANY


                                    By: /s/ Graham S. Payne
                                        Treasurer, Chief Financial Officer