Form 10QSB
period 1999-03-31
NORTH EAST INSURANCE CO
filed 1999-05-17
CIK 352162

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                Form 10 - QSB

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

      For quarterly period ended March 31,1999

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from --------- to ---------

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

As of May 7, 1999 there were 3,049,089 outstanding shares of Common Stock, $1.00 par value, the only authorized class of the issuer.

Transitional Small Business Disclosure Format:    Yes   [ ]      No   [X]


                        NORTH EAST INSURANCE COMPANY
                              AND SUBSIDIARIES

                                    INDEX
                                    -----

Part I. - Financial Information

      Item 1 - Financial Statements

               Consolidated Balance Sheet
               As of March 31,1999                                       3
               Consolidated Statements of Operations and
               Comprehensive Income for the
               Three Months Ended March 31,1999 and 1998                 4

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31,1999 and 1998                 5

               Notes to Consolidated Financial Statements                7

               Management's Discussion and Analysis of
               the Financial Condition and Results of Operations         9

Part II - Other Information

      Item 5 - Other Information                                        13

      Item 6 - Exhibits and Reports on Form 8-K                         15


Item 1. FINANCIAL INFORMATION
-----------------------------

                North East Insurance Company and Subsidiaries
                         Consolidated Balance Sheet
                            As of March 31, 1999

                                                                    1999
                                                                    ----
ASSETS
  Investments:
    Fixed maturities available for sale, at
     fair value (amortized cost $13,841,644)                    $14,142,430
    Equity securities available for sale,
     at fair value (cost $616,374)                                  626,667
    Short-term investments                                        1,965,480
                                                                -----------
      Total investments                                          16,734,577
  Reinsurance (loss and loss adjustment expense
   reserves and paid recoverables)                                2,709,001
  Premium balances receivable                                     6,363,691
  Reinsurance balances receivable                                 1,593,392
  Deferred policy acquisition costs                               1,892,979
  Cash                                                              280,952
  Prepaid reinsurance premiums (ceded unearned premium)             775,581
  Investment income due and accrued                                 235,792
  Property and equipment, net of accumulated depreciation           242,758
  Deferred tax asset                                              1,949,150
  Prepaid federal income tax                                          9,242
  Other assets                                                      104,832
                                                                -----------
      Total Assets                                              $32,891,947
                                                                ===========

LIABILITIES
  Losses and loss adjustment expenses                           $12,650,123
  Unearned premiums                                               8,527,875
  Reinsurance balances payable                                      893,549
  Reserve for unpaid expenses                                       644,451
  Book overdraft                                                    372,654
  Other liabilities                                                  82,984
                                                                 ----------
      Total Liabilities                                          23,171,636

SHAREHOLDERS' EQUITY
  Common stock $1.00 par value, authorized
   12,000,000 shares, issued 3,049,089
   and outstanding  shares                                        3,049,089
  Additional paid-in capital                                      6,407,132
  Accumulated other comprehensive income                            205,312
  Accumulated retained earnings                                      58,778
                                                               ------------
      Total Shareholders' Equity                                  9,720,311
                                                               ------------
      Total Liabilities and Shareholders' Equity                $32,891,947
                                                               ============

The accompanying notes are an integral part of the consolidated financial statements.

                North East Insurance Company and Subsidiaries
    Consolidated Statements of Operations and Comprehensive Income (Loss)
                    for the Three Months ended March 31,

                    Consolidated Statements of Operations
                    -------------------------------------

                                                    1999            1998
                                                    ----            ----

Revenues:
  Premiums earned                                $3,763,399      $3,021,357
  Premiums ceded                                    673,792         482,400
                                                 --------------------------
      Net premiums earned                         3,089,607       2,538,957
  Net investment income                             185,039         223,763
  Realized capital gains                              3,304          33,192
                                                 --------------------------
      Total revenues                              3,277,950       2,795,912
Expenses:
  Losses and loss adjustment expenses             2,614,489       2,644,689
  Reinsurance recoveries                            (51,520)       (166,513)
                                                 --------------------------
      Net losses and loss adjustment expenses     2,562,969       2,478,176
  Underwriting expenses incurred                  1,434,279       1,078,492
                                                 --------------------------
      Total expenses                              3,997,248       3,556,668
                                                 --------------------------

Income (loss) before provision for
  income taxes                                     (719,298)       (760,756)

Provision (credit) for income taxes                (245,685)       (269,942)
                                                 --------------------------

Net income (loss)                                $ (473,613)     $ (490,814)
                                                 ==========================

Net income (loss) per common share:
  Basic                                          $    (0.16)     $    (0.16)
                                                 ==========================
  Diluted                                        $    (0.15)     $    (0.16)
                                                 ==========================

           Consolidated Statements of Comprehensive Income (Loss)

                                                    1999            1998
                                                    ----            ----

Net income (loss)                                $(473,613)      $(490,814)
Other comprehensive income (loss),
 net of income tax:
  Change in unrealized appreciation
   (depreciation) of securities (tax credit
   1999 - $32,425; 1998 - $877)                    (59,639)         31,490
  Reclassification adjustment for gains
   included in net income (tax expense
   (credit) 1999 - $ 0; 1998 - $ 0)                 (3,304)        (33,192)
                                                 -------------------------

Comprehensive income (loss)                      $(536,556)      $(492,516)
                                                 =========================

The accompanying notes are an integral part of the consolidated financial statements.

                North East Insurance Company And Subsidiaries
                    Consolidated Statements of Cash Flows
                    for the Three Months ended March 31,

                                                    1999           1998
                                                    ----           ----

Cash flow from operating activities:
  Insurance premium received                     $3,474,978      $3,472,758
  Loss and loss adjustment expenses paid         (2,866,964)     (1,396,176)
  Operating expenses paid                        (1,640,340)     (1,122,195)
  Investment income received                        199,669         213,416
                                                 --------------------------
      Net cash provided by
       (used) in operating activities              (832,657)      1,167,803
                                                 --------------------------

Cash flows from investing activities:
  Fixed maturities available for sale, sold       2,382,898       2,065,995
  Fixed maturities available for sale,
   purchased                                       (984,100)     (1,997,344)
  Equity securities available for sale,
   purchased                                       (114,746)        (41,485)
  Purchase of furniture, fixtures and
   equipment                                        (22,571)         (2,755)
                                                 --------------------------
      Net cash provided by investing
       activities                                 1,261,481          24,411
                                                 --------------------------

Cash flows from financing activities:
  Increase (decrease) in book overdraft             (20,081)        314,437
                                                 --------------------------
  Net cash provided by
   (used) in financing activities                   (20,081)        314,437
                                                 --------------------------

  Net increase in cash, and short-term
   investments                                      408,743       1,506,651
  Cash and short-term investments at
   beginning of year                              1,837,689       3,772,738
                                                 --------------------------
  Cash and short-term
   investments at end of period                  $2,246,432      $5,279,389
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

                                                     1999            1998
                                                 --------------------------

Net income (loss)                                 $(473,613)      $ (490,814)

Decrease in net premium and ceded
 reinsurance balances                               237,437          535,646
Increase in unearned premium reserve                147,934          398,155
Increase (decrease) in net loss and loss
 adjustment expense reserve                        (303,995)       1,082,000
Decrease (increase) in investment income
 due and accrued                                     14,630          (10,347)
Increase in deferred tax asset                     (245,685)        (269,942)
Increase in deferred policy
 acquisition costs                                  (36,749)         (69,332)
Decrease in expense accruals                       (219,325)         (36,795)
Amortization of bond premium, net                    20,218           15,069
Depreciation and amortization expense                29,795           48,031
Gain on investment activities                        (3,304)         (33,868)
                                                  --------------------------
Net cash provided by
 (used) in operating activities                   $(832,657)      $1,167,803
                                                  ==========================

The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company and Subsidiaries

                 Notes to Consolidated Financial Statements

                               March 31, 1999

1. Basis of Presentation
   ---------------------

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

2. Accounting Pronouncements Adopted
   ---------------------------------

On January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3,
" Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" which provides guidance on accounting for insurance-related assessments. The adoption of SOP 97-3 did not have a material impact on North East's results of operation, liquidity or financial position.

On January 1, 1999, the Company adopted SOP 98-7, "Deposit Accounting:
Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk", which provides guidance on applying the deposit method of accounting to insurance and reinsurance contracts that do not transfer insurance risk. The adoption of SOP 98-7 did not have a material impact on North East's results of operation, liquidity or financial position.

3. Earnings per Share
   ------------------

Earnings per share are computed in accordance with the provisions of FAS No. 128 "Earnings Per Share" ("EPS") which requires the dual presentation of basic and diluted earnings per share. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The weighted average number of shares outstanding used to calculate basic EPS was 3,049,089 and 3,046,842 in 1999 and 1998, respectively. The weighted average number of shares outstanding used to calculate diluted EPS was 3,146,011 and 3,134,211 in 1999 and 1998, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding while giving effect to all dilutive potential common shares outstanding. The difference between basic and diluted shares used to calculate EPS is the dilutive effect of stock options. Net income used to calculate basic and diluted EPS was identical.

4. Reinsurance
   -----------

During the first quarter of 1999, the Company endorsed the aggregate coverage provided under its first layer excess of loss treaty for the 1999 calendar. The revision encompased premium rate, coverage period and attachment point for the experience rated premium adjustment. Effective for the coverage period January1, 1999 to March 31, 1999, the Company incurred $312,500 in reinsurance premium cost for coverage in the event that the Company's ratio of net losses and allocated loss adjustment expenses incurred to net premiums earned, before giving effect to this reinsurance arrangement, exceeded 75%. This contract did not meet the requirements of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", and is being accounted for following the guidance of SOP 98-7. At March 31, 1999, the Company's deposit liability recorded in its Consolidated Balance Sheet was $ 62,500.

5. Litigation
   ----------

A former executive (Mr. Koren) has asserted employment-related claims against the Company under an Employment Continuity Agreement and for alleged discrimination on the basis of age, religion, and disability. The Employment Continuity claim is for special severance compensation of approximately $170,000 plus continuation of certain benefits; no amount of damages has been specified on the discrimination claims. The Company has denied liability, and management has stated an intention to defend vigorously against any claims that Mr. Koren may bring.

6.  Merger Agreement
    ----------------

The Company has entered into an Agreement and Plan of Merger, dated as of March 16, 1999, with Motor Club of America. The agreement provides for a merger by which NEIC would become a wholly-owned subsidiary of Motor Club. Consummation of the merger is subject to various conditions, including approval of the transaction by shareholders of both NEIC and Motor Club and receipt of insurance regulatory approvals in Maine and New York. In its Maine regulatory filing, Motor Club has stated an intention to contribute at least $2 million of additional capital to NEIC upon consummation of the merger.

                North East Insurance Company and Subsidiaries

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1999
---------------------------------

Gross (direct plus assumed) premiums earned for the three months ended March 31,1999 amounted to $3,763,399 representing a growth of 24.6% over the $3,021,357 recorded in the first three months of 1998. This increase reflects substantial increased premium volume in the third and fourth quarters of 1998 from our new personal automobile insurance program ("AutoMatic"), introduced late in the second quarter of 1998. Net premiums written amounted to $3,237,541 for the three months ended March 31, 1999 compared with $2,937,112 for the three months ended March 31, 1998.

During the first quarter of 1999, the Company endorsed the aggregate coverage provided under its first layer excess of loss treaty for the 1999 calendar. The revision encompassed premium rate, coverage period and attachment point for the experience rated premium adjustment. Effective for the coverage period January 1, 1999 to March 31, 1999, the Company incurred $312,500 in reinsurance premiums for coverage in the event that the Company's ratio of net losses and allocated loss adjustment expenses incurred to net premiums earned, before giving effect to this reinsurance arrangement, exceeded 75%. This contract did not meet the requirements of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", and is being accounted for following the guidance of SOP 98-7. At March 31, 1999, the Company's deposit liability recorded in its Consolidated Balance Sheet was $62,500.

Net premiums earned for the three months ended March 31, 1999 and 1998 amounted to $3,089,607 and $2,538,957, respectively, an increase of 21.6%, due principally to AutoMatic.

Loss and loss adjustment expense represented 82.9% and 97.6% of net earned premium for the three months ended March 31, 1999 and 1998, respectively. Typically the loss and loss adjustment expense ratios in the first quarter are significantly higher than the second and third quarters; the fourth quarter normally exhibits a ratio higher than the second and third quarters but lower than the first quarter. The higher than normal loss and loss adjustment expense ratio experienced in 1998 was attributable to the ice storm which paralyzed much of southern Maine for more than 10 days and several lessor publicized snowstorms.

Underwriting expenses incurred represented 44.3% and 36.7% of net premiums written for the three months ended March 31, 1999 and 1998, respectively. Expenses for the first quarter of 1999 include one time expenses associated with the proposed pending merger of approximately $100,000 or three percentage points when expressed as a percent of net written premium.

Gross investment income amounted to $230,224 for the three months ended March 31, 1999 compared with $273,763 for the three months ended March 31, 1998. The return on fixed maturities, based on amortized cost, before expenses was 6.7% for both three month periods ended March 31, 1999 and 1998. The lower return in 1999 reflects a lower level of total invested assets and a decline in short term money rates for the periods under comparison.

Net loss for the three months ended March 31, 1999 amounted to $473,613 or $0.16 per share compared with a net loss of $490,814 or $0.16 per share for the three months ended March 31, 1998.

Shareholders' equity at March 31, 1999 amounted to $9,720,311 or $3.19 per share compared with $10,256,867 or $3.36 per share at December 31, 1998.

Liquidity and Capital Resources
-------------------------------

Cash used by operating activities amounted to $832,657 for the three months ended March 31, 1999 compared with cash provided by operating activities of $1,167,803 for the three months ended March 31, 1998. Cash flow for the first quarter of 1998 included receipt of approximately $2,450,000 due the Company under its reinsurance treaties. Cash provided by investing activities amounted to $1,261,481 and $24,411 for the three months ended March 31, 1999 and 1998, respectively.

The fair value of the Company's fixed maturities available for sale was $300,786 more than the amortized cost at March 31,1999 compared with $425,187 more than amortized cost at December 31,1998. During the first quarter of 1999 and 1998 the Company used $114,746 and $41,485, respectively for the purchase of equity securities.

The Company maintains short-term investments to provide a cash resource should the demands from operations exceed incoming cash flow. Short-term investments amounted to $1,965,480 at March 31, 1999 compared with $1,526,752 at December 31, 1998. The Company believes that this level is sufficient to meet any unanticipated cash demands.

YEAR 2000 ISSUES

North East has substantially completed its review of internal systems and believes such systems to be Y2K compliant. NEIC is still in the process of contacting its independent agents and key vendors to ascertain their status relative to Y2K issues; the Company expects to have completed this process by July 1, 1999.

The Company does not yet have a contingency plan for Y2K-related disruptions in its systems. It expects to complete such a plan by the fourth quarter of 1999.

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


                North East Insurance Company and Subsidiaries

Part II: OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

By letter from his counsel dated March 17, 1999, an executive officer (Samuel M. Koren) gave notice of termination of his employment, asserting a claim against NEIC for approximately $170,000 of special severance compensation under an Employment Continuity Agreement, plus continuation of certain benefits. Mr. Koren later stated an intention to file claims for unlawful discrimination against him on the basis of age, religion, and disability; he has not specified an amount of damages as to these discrimination claims. The Company has denied liability on all asserted claims. To date no litigation or arbitration has been commenced. Under an Agreement and Plan of Merger dated as of March 16, 1999 between NEIC and Motor Club of America, the Company generally may not settle claims in excess of $40,000 or pay additional severance compensation without the consent of Motor Club. Management of NEIC has stated an intention to defend vigorously against any claims that Mr. Koren may bring.

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information


As previously reported, NEIC executed an Agreement and Plan of Merger, dated as of March 16, 1999, with Motor Club of America. Motor Club is an insurance holding company located in Paramus, New Jersey. Motor Club's common stock is publicly traded on the NASDAQ Stock Market, under the symbol "MOTR". The agreement provides for a merger by which NEIC would become a wholly-owned subsidiary of Motor Club. For each share of NEIC stock, a NEIC shareholder may elect to receive (a) $3.30 in cash, (b)
0.19048 shares of Motor Club stock, or (c) a combination of cash and stock. If the NEIC shareholders in the aggregate elect to exchange more than 50% of their shares for MOTR stock, the elections will be ratably reduced to 50%. Consummation of the merger is subject to various conditions, including receipt of shareholder approval and insurance regulatory approvals.

As previously reported, NEIC executed an Agreement and Plan of Merger, dated as of March 16, 1999, with Motor Club of America. Motor Club is an insurance holding company located in Paramus, New Jersey. Motor Club's common stock is publicly traded on the NASDAQ Stock Market, under the symbol "MOTR". The agreement provides for a merger by which NEIC would become a wholly-owned subsidiary of Motor Club. For each share of NEIC stock, a NEIC shareholder may elect to receive (a) $3.30 in cash, (b)
0.19048 shares of Motor Club stock, or (c) a combination of cash and stock. If the NEIC shareholders in the aggregate elect to exchange more than 50% of their shares for MOTR stock, the elections will be ratably reduced to 50%. Consummation of the merger is subject to various conditions, including receipt of shareholder approval and insurance regulatory approvals.

In a letter dated April 23, 1999, the Maine Bureau of Insurance notified NEIC that its total investments in subsidiaries and common stocks as of December 31, 1998 exceeded a statutory diversification threshold. Under
Section 1106(2) of the Maine Insurance Code, an insurer "may not invest in aggregate amount in excess of surplus as to policyholders in [specified investments, including subsidiaries and common stocks]." The Bureau also expressed concern over the Company's year-end Risk Based Capital ratio of 271%, which is approaching a regulatory threshold that would require the filing of a plan to address capital issues. In its response dated April 30, 1999, management stated that NEIC's investment activities during 1998 complied with applicable diversification requirements. The Company listed three steps that it was taking to address capital issues in 1999: (1) Motor Club of America has stated its intention to invest at least $2 million of new capital in NEIC upon consummation of the contemplated merger transaction; (2) NEIC expects to receive an intercompany dividend in 1999 from its principal subsidiary (American Colonial Insurance Company) of just under $0.5 million, pending approval from the New York Insurance Department; and (3) the Company has suspended further purchases of common stock for its investment portfolio. Management expects that statutory limits on investment policies will not materially affect the Company.

Item 6. Exhibits and Reports on Form 8 - K

a) Exhibits

      27    Financial Data Schedules

b) Reports on Form 8-K

The Company filed a Form 8-K report on January 27, 1999, regarding a non-binding agreement in principle for Motor Club of America to acquire NEIC through a merger. The Company filed a Form 8-K report on March 19, 1999, regarding execution of an Agreement and Plan of Merger dated as of March 16, 1999 with Motor Club.


                North East Insurance Company and Subsidiaries
                                 Form 10-QSB
                                Exhibit Index


Exhibit
Number      Description                      Page
-------------------------------------------------
27          Financial Data Schedules           17

                North East Insurance Company and Subsidiaries

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    North East Insurance Company

Date: May 14, 1999               By      /S/Robert G. Schatz
                                         Robert G. Schatz
                                  President and Chief Executive Officer

Date: May 14, 1999               By      /S/Graham S. Payne
                                         Graham S. Payne
                                  Treasurer and Chief Financial Officer