Form 10QSB
period 1999-06-30
NORTH EAST INSURANCE CO
filed 1999-08-16
CIK 352162

U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 Form 10 - QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended June 30, 1999

      [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from      to
                                         ------  ------

                         Commission File No. 0-11184

                        NORTH EAST INSURANCE COMPANY
         (Name of small business issuer as specified in its charter)

         Maine                                             01-0278387
(State or other jurisdiction of                         (I.R.S employer
 incorporation or organization)                       identification number)

                  482 Payne Road, Scarborough, Maine 04074
                  (Address of principal executive offices)

                               (207) 883-2232
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes[ X ]   No [  ]

As of August 7, 1999 there were 3,049,089 outstanding shares of Common Stock, $1.00 par value, the only authorized class of the issuer.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]


                        NORTH EAST INSURANCE COMPANY
                              AND SUBSIDIARIES

                                    INDEX
                                    -----

Part I. - Financial Information

      Item 1 -  Financial Statements

         Consolidated Balance Sheet
          As of June 30, 1999                                            3

         Consolidated Statements of
          Operations and Comprehensive
           Income for the Six Months Ended
            June 30,1999 and 1998                                        4

         Consolidated Statements of
          Operations and Comprehensive Income
           for the Three Months Ended
            June 30,1999 and 1998                                        5

         Consolidated Statements of Cash Flows
          for the Six Months Ended June 30,1999
           and 1998                                                      6

         Notes to Consolidated Financial Statements                      8

         Management's Discussion and Analysis of
          the Financial Condition and Results of
           Operations                                                   11

Part II - Other Information

      Item 4 - Submission of Matters to a Vote
                of Security Holders                                     16

      Item 5 - Other Information                                        16

      Item 6 - Exhibits and Reports on Form 8-K                         17

Exhibit Index                                                           19


Item 1. FINANCIAL INFORMATION

                North East Insurance Company and Subsidiaries
                          Consolidated Balance Sheet
                             As of June 30, 1999


ASSETS                                                              1999
                                                                -----------

  Investments:
    Fixed maturities available for sale, at
     fair value (amortized cost $13,538,508 )                   $13,588,094
    Equity securities available for sale,
     at fair value (cost $666,581)                                  701,722
    Short-term investments                                        1,723,152
                                                                -----------
      Total investments                                          16,012,968
  Reinsurance (loss and loss adjustment
   Expense reserves and paid recoverables)                        3,603,615
  Premium balances receivable                                     6,930,260
  Deferred policy acquisition costs                               2,336,151
  Cash                                                              327,920
  Prepaid reinsurance premiums
   (ceded unearned premium)                                         781,167
  Investment income due and accrued                                 221,179
  Property and equipment, net of
   accumulated depreciation                                         227,231
  Deferred tax asset                                              2,070,342
  Prepaid federal income tax                                          9,242
  Other assets                                                      170,230
                                                                -----------
      Total Assets                                              $32,690,305
                                                                ===========

LIABILITIES
  Losses and loss adjustment expenses                           $12,445,890
  Unearned premiums                                               9,124,563
  Reinsurance balances payable                                      781,886
  Reserve for unpaid expenses                                       416,544
  Book overdraft                                                    393,296
  Other liabilities                                                  78,563
                                                                -----------
      Total Liabilities                                          23,240,742

SHAREHOLDERS' EQUITY
  Common stock $1.00 par value,
   authorized 12,000,000 shares,
    issued 3,049,089 and outstanding  shares                      3,049,089
  Additional paid-in capital                                      6,407,132
  Accumulated other comprehensive income                             55,917
  Accumulated retained earnings                                     (62,575)
                                                                -----------
      Total Shareholders' Equity                                  9,449,563
                                                                -----------
        Total Liabilities and Shareholders'
         Equity                                                 $32,690,305
                                                                ===========

The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
                      for the Six Months ended June 30,

                    Consolidated Statements of Operations
                    -------------------------------------
                                                    1999            1998
                                                 --------------------------

Revenues:
  Premiums earned                                $7,810,473      $6,274,216
  Premiums ceded                                  1,549,418         937,583
                                                 --------------------------
    Net premiums earned                           6,261,055       5,336,633
  Net investment income                             400,020         448,417
  Realized capital gains (losses)                   (32,180)         33,316
                                                 --------------------------
      Total revenues                              6,628,895       5,818,366
Expenses:
  Losses and loss adjustment expenses             4,952,162       4,375,950
  Reinsurance recoveries                           (321,077)       (323,150)
    Net losses and loss adjustment
     expenses                                     4,631,085       4,052,800
  Underwriting and other expenses
   incurred                                       2,882,696       2,189,355
                                                 --------------------------
      Total expenses                              7,513,781       6,242,155

Income (loss) before provision for
  income taxes                                     (884,886)       (423,789)

Provision (credit) for income taxes                (289,920)       (155,416)
                                                 --------------------------

Net income (loss)                                $ (594,966)     $ (268,373)
                                                 ==========================

Net income (loss) per common share:
  Basic                                          $    (0.20)     $    (0.09)
                                                 ==========================
  Diluted                                        $    (0.20)     $    (0.09)
                                                 ==========================

           Consolidated Statements of Comprehensive Income (Loss)
           ------------------------------------------------------
                                                     1999            1998
                                                  -------------------------

Net income (loss)                                 $(594,966)      $(268,373)
Other comprehensive income (loss),
  net of income tax:
    Change in unrealized appreciation
     (depreciation) of securities
      (tax expense (credit) 1999
       -$(109,382); 1998 -  $4,204)                (244,518)         41,476
  Reclassification adjustment for losses
   (gains) included in net income
    (tax expense (credit) 1999-$0; 1998 - $0)        32,180         (33,316)
                                                  -------------------------
Comprehensive income (loss)                       $(807,304)      $(260,213)
                                                  =========================

The accompanying notes are an integral part of the consolidated financial statements.


                North East Insurance Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
                     for the Three Months ended June 30,

                    Consolidated Statements of Operations
                    -------------------------------------
                                                    1999            1998
                                                 --------------------------

Revenues:
  Premiums earned                                $4,047,074      $3,252,859
  Premiums ceded                                    875,626         455,183
                                                 --------------------------
    Net premiums earned                           3,171,448       2,797,676
  Net investment income                             214,981         224,654
  Realized capital gains (losses)                   (35,484)            124
                                                 --------------------------
            Total revenues                        3,350,945       3,022,454
Expenses:
  Losses and loss adjustment expenses             2,337,673       1,731,261
  Reinsurance recoveries                           (269,557)       (156,637)
                                                 --------------------------
  Net losses and loss adjustment
   expenses                                       2,068,116       1,574,624
  Underwriting and other
   expenses incurred                              1,448,417       1,110,863
                                                 --------------------------
      Total expenses                              3,516,533       2,685,487

Income (loss) before provision for
 income taxes                                      (165,588)        336,967

Provision (credit) for income taxes                 (44,235)        114,526
                                                 --------------------------

Net income (loss)                                $ (121,353)     $  222,441
                                                 ==========================

Net income (loss) per common share:
  Basic                                          $    (0.04)     $     0.07
                                                 ==========================
  Diluted                                        $    (0.04)     $     0.07

                                                 ==========================

           Consolidated Statements of Comprehensive Income (Loss)
           ------------------------------------------------------

                                                    1999            1998
                                                 --------------------------

Net income (loss)                                $ (121,353)     $  222,441
Other comprehensive income (loss),
 net of income tax:
   Change in unrealized appreciation
   (depreciation) of securities
    (tax expense (credit) 1999
     - $(76,957); 1998 -  $3,327)                  (184,879)          9,986
   Reclassification adjustment for
    losses (gains ) included in net
     income (tax expense (credit)
      1999 - $0; 1998 - $0)                          35,484            (124)
                                                 --------------------------
   Comprehensive income (loss)                   $ (270,748)     $  232,303
                                                 ==========================

The accompanying notes are an integral part of the consolidated financial statements.

                North East Insurance Company And Subsidiaries
                    Consolidated Statements of Cash Flows
                      for the Six Months ended June 30,

                                                    1999            1998
                                                 --------------------------

Cash flow from operating activities:
  Insurance premium received                     $8,152,688      $6,455,633
  Loss and loss adjustment expenses paid         (6,033,927)     (3,291,371)
  Operating expenses paid                        (3,784,097)     (2,158,056)
  Investment income received                        429,263         414,074
                                                 --------------------------
      Net cash provided by (used in)
       operating activities                      (1,236,073)      1,420,280
                                                 --------------------------

Cash flows from investing activities:
  Fixed maturities available
   for sale, sold                                 4,350,226       2,839,734
  Fixed maturities available
   for sale, purchased                           (2,696,864)     (5,040,919)
  Equity securities available
   for sale, purchased                             (164,952)       (169,979)
  Sale of furniture, fixtures
   and equipment                                     22,624          14,530
  Purchase of furniture, fixtures and
   equipment                                        (62,139)        (23,978)
                                                 --------------------------
  Net cash provided by (used in)
   investing activities                           1,448,895      (2,380,612)
                                                 --------------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                  0           5,758
  Increase (decrease) in book overdraft                 561        (146,602)
                                                 --------------------------
  Net cash provided by (used in)
   financing activities                                 561        (140,844)
                                                 --------------------------

  Net increase (decrease) in cash,
   and short-term investments                       213,383      (1,101,176)
Cash and short-term
  investments at beginning of year                1,837,689       3,772,738
                                                 --------------------------
  Cash and short-term
   investments at end of period                  $2,051,072      $2,671,562
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

                                                     1999            1998
                                                 --------------------------

Net income (loss)                               $  (594,966)     $ (268,373)

Decrease in net premium and ceded
 reinsurance balances                             1,152,597         347,064
Increase in unearned
 premium reserve                                    739,036         771,936
Increase (decrease) in net loss
 and loss adjustment expense reserve             (1,402,842)        761,429
Decrease (increase) in investment income
 due and accrued                                     29,243         (34,343)
Increase in deferred tax asset                     (289,920)       (155,416)
Increase in deferred policy
 acquisition costs                                 (479,921)       (134,556)
Increase (decrease) in expense accruals            (517,051)         37,769
Amortization of bond premium, net                    33,305          32,152
Depreciation and amortization expense                62,266          96,929
Gain on investment activities                       (32,180)        (34,311)
                                                 --------------------------
Net cash provided by
 (used in) operating activities                 $(1,236,073)     $1,420,280
                                                ===========================

The accompanying notes are an integral part of the consolidated financial statements.

                North East Insurance Company and Subsidiaries

                 Notes to Consolidated Financial Statements

                                June 30, 1999

1. Basis of Presentation
------------------------

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures which are made are adequate to make the information presented not misleading, particularly when read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-KSB. In Management's opinion, the attached interim financial statements reflect all adjustments which are necessary for a fair statement of the results for the periods presented.

2. Accounting Pronouncements Adopted
-----------------------------------

On January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" which provides guidance on accounting for insurance-related assessments. The adoption of SOP 97-3 did not have a material impact on North East's results of operation, liquidity or financial position.

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

3. Earnings per Share
---------------------

Earnings per share are computed in accordance with the provisions of FAS No. 128 "Earnings Per Share" ("EPS") which requires the dual presentation of basic and diluted earnings per share. Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. The weighted average number of shares outstanding used to calculate basic EPS was 3,049,089 and 3,046,949 in 1999 and 1998, respectively. The weighted average number of shares outstanding used to calculate diluted EPS was 3,049,089 and 3,140,601 in 1999 and 1998, respectively. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding while giving effect to all dilutive potential common shares outstanding. In computing diluted EPS, only potential common shares (those that reduce earnings per share) are included. Potential common shares are not used when computing diluted EPS if the result would be antidilutive, such as when a net loss is reported. In-the-money options of 400,998 shares were not considered dilutive due to the net losses being reported for the six months ended June 30, 1999. The difference between basic and diluted shares used to calculate EPS is the dilutive effect of stock options. Net income used to calculate basic and diluted EPS was identical.

4. Reinsurance
--------------

During the first quarter of 1999, the Company endorsed the aggregate coverage provided under its first layer excess of loss treaty for the 1999 calendar. The revision encompased premium rate, coverage period and attachment point for the experience rated premium adjustment. Effective for the coverage periods January 1, 1999 to March 31, 1999 and April 1, 1999 to June 30, 1999, the Company incurred a total of $625,000 in reinsurance premium cost for coverage in the event that the Company's ratio of net losses and allocated loss adjustment expenses incurred to net premiums earned, before giving effect to this reinsurance arrangement, exceeded 75%. This contract did not meet the requirements of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", and is being accounted for following the guidance of SOP 98-7. At June 30, 1999, the Company's deposit liability recorded in its Consolidated Balance Sheet was $375,000.

5. Litigation
-------------

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

6. Merger Agreement
-------------------

The Company has entered into an Agreement and Plan of Merger, dated as of March 16, 1999, as amended and restated as of May 28, 1999 with Motor Club of America. The Agreement provides for a merger by which NEIC would become a wholly-owned subsidiary of Motor Club. Consummation of the merger is subject to various conditions, including approval of the transaction by shareholders of both NEIC and Motor Club and receipt of insurance regulatory approvals in Maine and New York. Shareholders of NEIC approved the Agreement on July 20, 1999 following adjournment of the Special Meeting of shareholders which had been called to approve the Agreement on July 12, 1999. The shareholders of Motor Club approved the Agreement at a Special Meeting of Motor Club shareholders on July 12, 1999. The merger received approval from the Maine Superintendent of Insurance on July 23, 1999, but, as of August 12, 1999, had not been approved by the New York State Department of Insurance. NEIC anticipates that the merger will be approved by the New York State Department of Insurance in the near future and that the merger will be consummated shortly thereafter. In seeking Maine regulatory approval Motor Club has undertaken to contribute at least $2 million of additional capital to NEIC following consumation of the merger.


                North East Insurance Company and Subsidiaries

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 1999
------------------------------

Gross (direct plus assumed) premiums written amounted to $8,564,743 for the six months ended June 30, 1999 compared with $7,380,932 for the six months ended June 30, 1998, a 16.0% increase. Gross premiums earned for the six months ended June 30,1999 amounted to $7,810,473, representing a growth of 24.5% over the $6,274,216 recorded in the first six months of 1998. The premium volume increase is a result of NEIC's new personal automobile insurance program ("AutoMatic"), introduced late in the second quarter of 1998. The differential in premium growth, written (16.0%) compared with earned (24.5%), is a carryover from the dramatic premium growth in 1998 associated with the introduction of AutoMatic. Premiums written are reported at the time of policy issuance while premiums earned are reported over the policy term. Premium growth rates are expected to moderate over the balance of 1999.

During the first quarter of 1999, the Company endorsed the aggregate coverage provided under its first layer excess of loss treaty for the 1999 calendar. The revision encompased premium rate, coverage period and attachment point for the experience rated premium adjustment. Effective for the coverage periods January 1, 1999 to March 31, 1999 and April 1, 1999 to June 30, 1999, the Company incurred a total of $625,000 in reinsurance premiums for coverage in the event that the Company's ratio of net losses and allocated loss adjustment expenses incurred to net premiums earned, before giving effect to this reinsurance arrangement, exceeded 75%. This contract did not meet the requirements of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts", and is being accounted for following the guidance of SOP 98-7. At June 30, 1999 the Company's deposit liability recorded in its Consolidated Balance Sheet was $375,000.

Net premiums earned for the six months ended June 30, 1999 and 1998 amounted to $6,261,055 and $5,336,633, respectively, an increase of 17.3%, due principally to AutoMatic.

Loss and loss adjustment expense represented 74.0% and 75.9% of net earned premium for the six months ended June 30, 1999 and 1998, respectively. Due to weather related claims loss and loss adjustment expense ratios in the first quarter typically is are significantly higher than the second and third quarters; the fourth quarter normally exhibits a ratio higher than the second and third quarters but lower than the first quarter. Though the two loss and loss adjustment expense ratios are similar in amount, their composition differs significantly. Loss experience for 1999 has followed a pattern which closely resembles our historic experience for each of the first two quarters. Loss experience for 1998 includes a first quarter where the Company's loss ratio approached an historic high and a second quarter wherein the loss ratio approached a record low.

Effective July 1, 1998, the State of Maine increased by 150% the mandatory statutory liability limits for personal auto coverage. The second quarter of 1999 concludes the first full year of these state mandated higher limits of liability coverage for personal auto policies. As a result of these higher limits, the Company has observed an increase in the ultimate claim cost of its more severe cases. In addition, AutoMatic has resulted in increased comprehensive, collision and physical damage segments of insurance coverage purchased by our insureds. The overall effect to date is an increase to the average cost of claim settlement of approximately $500. The Company is currently performing an underwriting review of its AutoMatic program in order to determine what pricing adjustments, if any, may be appropriate.

Underwriting expenses incurred represented 41.2% and 35.8% of net premiums written for the six months ended June 30, 1999 and 1998, respectively. Expenses for 1999 include one-time expenses associated with the proposed pending merger, amounting to approximately $250,000, more than 3% percent of net written premium.

Gross investment income amounted to $478,299 for the six months ended June 30, 1999 compared with $554,623 for the six months ended June 30, 1998. The return on fixed maturities, based on amortized cost, before expenses was 6.1% and 5.9% for the six month periods ended June 30, 1999 and 1998,respectively.

Net loss for the six months ended June 30, 1999 amounted to $594,966 or $0.20 per share compared with a net loss of $268,373 or $0.09 per share for the six months ended June 30, 1998.

Shareholders' equity at June 30, 1999 amounted to $9,449,563 or $3.10 per share compared with $10,256,867 or $3.36 per share at December 31, 1998.

Three Months Ended June 30, 1999
--------------------------------

Gross premiums written amounted to $4,643,762 for the three months ended June 30, 1999 compared with $3,709,999, a 25.1% increase. Gross premiums earned for the three months ended June 30, 1999 amounted to $4,047,074, representing a 24.4% increase over the $3,252,859 reported for the three months ended June 30, 1998. The premium growth relates to the introduction of AutoMatic discussed previously.

Losses and loss adjustment expenses represented 65.2% and 56.3% of net earned premium for the three months ended June 30, 1999 and 1998, respectively. Loss experience for the three months ended June 30,1999 was acceptable though it was 8.9% worse than the comparable period of 1998. Loss experience in 1998 reflected near record lows in both severity and frequency.

Underwriting expenses incurred amounted to $1,448,417 and $1,110,864 for the three months ended June 30, 1999 and 1998, respectively. The expense ratio for the three months ended June 30, 1999 was 38.5% compared with 35.0% for the three months ended June 30, 1998. Expenses for the second quarter of 1999 include one-time expenses associated with the pending merger of approximately $150,000, or 4.0% of the net written premium for the three month period.

Investment income amounted to $214,981 for the three months ended June 30, 1999 compared with $224,654 for the three months ended June 30, 1998. Realized losses on the sale of securities amounted to $35,484 for the three months ended June 30, 1999 compared with realized gains of $124 for the same period of 1998.

Net loss for the three months ended June 30, 1999 amounted to $121,353 or $0.04 per share compared with net income of $222,441 or $0.07 per share for the three months ended June 30, 1998.

Shareholders equity declined $0.09 per share for the three months ended June 30, 1999 to $9,449,563 from $9,720,311 reported at March 31, 1999. The decline includes a loss of $149,395 associated with the change in market value of securities held, net of applicable income taxes, plus the net loss of $121,353 for the three months ended June 30, 1999.

Liquidity and Capital Resources
-------------------------------

Cash used by operating activities amounted to $1,236,073 for the six months ended June 30, 1999 compared with cash provided by operating activities of $1,420,280 for the six months ended June 30, 1998. Cash flow for the first quarter of 1998 included receipt of approximately $2,841,243 due the Company under its reinsurance treaties. Cash provided by investing activities amounted to $1,448,895 for the six months ended June 30, 1999 compared with cash used in investing activities of $2,380,612 for the six months ended June 30, 1998.

The fair value of the Company's fixed maturities available for sale was $49,586 more than the amortized cost at June 30,1999, compared with $425,187 more than amortized cost at December 31,1998. During the first six months of 1999 and 1998 the Company used $164,952 and $169,979, respectively for the purchase of equity securities.

The Company maintains short-term investments to provide a cash resource should the demands from operations exceed incoming cash flow. Short-term investments amounted to $1,723,152 at June 30, 1999 compared with $1,526,752 at December 31, 1998. The Company believes that this level is sufficient to meet any unanticipated cash demands.

Due principally to increases in the value of American Colonial Insurance Company (NEIC's subsidiary in New York which no longer writes insurance and whose claims are now in runoff) and decreases in the book value of NEIC, the Company's total investment in subsidiaries now exceeds its total statutory surplus. Under Maine law, an Maine insurance company is not permitted to make equity investments to the extent that its total equity investments exceed statutory surplus. As a result, the Company has discontinued further purchases of equity securities for its investment portfolio. The Company has also responded to a request from the Maine Bureau of Insurance that NEIC provide a plan for decreasing its equity investments relative to surplus. The principal components of this plan are to cause American Colonial to pay dividends to the Company when and as permitted under New York insurance laws, and to obtain a $2 million capital infusion from Motor Club of America in connection with the pending merger transaction.

YEAR 2000 ISSUES
----------------

North East has substantially completed its review of internal systems and believes such systems to be Y2K compliant. NEIC has also completed the process of contacting its independent agents and key vendors to ascertain their status relative to Y2K issues. This process revealed the the commercial lines policy rating system currently in use by the Company is not Y2K compliant. The Company has reviewed its options relative to commercial lines rating and has identified a course of action, at a estimated cost of less than $50,000, to remedy this area of noncompliance by the end of the third quarter of 1999. This action is subject to review by Motor Club of America, assuming successful completion of the pending merger transaction. The Company does not yet have a contingency plan for Y2K-related disruptions in its systems. It expects to complete such a plan by the fourth quarter of 1999.

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

Forward-Looking Information
---------------------------

From time to time, NEIC publishes information that includes forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934. This "Management's Discussion and Analysis" section of this Form 10-QSB contains forward-looking statements, such as estimates of future revenue growth, anticipated future events and estimates of costs and implementation dates associated with Y2K compliance efforts.

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


                North East Insurance Company and Subsidiaries

Part II: OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders

The Company called a Special Meeting of the shareholders for the purpose of approving an Agreement and Plan of Merger, dated as of March 16, 1999 between Motor Club of America and NEIC, as amended and restated as of May 28, 1999, and the merger of NEIC and NEIC Insurance Acquisition Corporation, a wholly-owned subsidiary of Motor Club. The meeting was held on July 12, 1999 and adjourned to July 20, 1999. At the meeting the shareholders of NEIC approved the Agreement and Merger by the following vote:

      For            Against       Abstained      Broker Non-Votes
      ---------      -------       ---------      ----------------

      2,352,824      5,700         3,700          0

Item 5. Other Information

NEIC has executed an Agreement and Plan of Merger, dated as of March 16, 1999, as amended and restated on May 28, 1999, with Motor Club of America. Motor Club is an insurance holding company located in Paramus, New Jersey. Motor Club's common stock is publicly traded on the NASDAQ Stock Market, under the symbol "MOTR". The agreement provides for a merger by which NEIC would become a wholly-owned subsidiary of Motor Club. For each share of NEIC stock, a NEIC shareholder may elect to receive (a) $3.30 in cash, (b)
0.19048 shares of Motor Club stock, or (c) a combination of cash and stock. If the NEIC shareholders in the aggregate elect to exchange more than 50% of their shares for MOTR stock, the elections will be ratably reduced to 50%. Consummation of the merger is subject to various conditions, including receipt of shareholder approval and insurance regulatory approvals. Shareholders of NEIC approved the Agreement on July 20, 1999 following adjournment of the Special Meeting of shareholders which had been called to approve the Agreement on July 12, 1999. The shareholders of Motor Club approved the Agreement at a Special Meeting of Motor Club shareholders on July 12, 1999. The merger received approval from the Maine Superintendent of Insurance on July 23, 1999, but, as of August 12 , 1999, had not been approved by the New York State Department of Insurance. NEIC anticipates that the merger will be approved by the New York State Department of Insurance in the near future and that the merger will be consummated shortly thereafter.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

      2.1 Agreement and Plan of Merger between NEIC and Motor Club of America, dated as of March 16, 1999, as amended and restated as of May 28, 1999, incorporated by reference to Exhibit 2.1 and Annex A to the Proxy Statement/Prospectus included in Amendment No. 1 to Registration Statement on Form S-4 (333-78529) filed by Motor Club of America with the Securities and Exchange Commission on June 3, 1999.

      27  Financial Data Schedules

b)  Reports on Form 8-K

The Company filed a Form 8-K Report on July 13, 1999, regarding adjournment of the Special Meeting of Shareholders to approve the merger transaction with Motor Club of America.


                North East Insurance Company and Subsidiaries

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       North East Insurance Company

Date: August 13, 1999                  By /S/Robert G. Schatz
                                          ------------------------------
                                          Robert G. Schatz
                                          President and Chief Executive
                                          Officer

Date: August 13, 1999                  By /S/Graham S. Payne
                                          ------------------------------
                                          Graham S. Payne
                                          Treasurer and Chief Financial
                                          Officer

                North East Insurance Company and Subsidiaries
                                 Form 10-QSB
                                Exhibit Index


Exhibit
Number       Description
------------------------

2.1 Agreement and Plan of Merger between NEIC and Motor Club of America, dated as of March 16, 1999, as amended and restated as of May 28, 1999, incorporated by reference to Exhibit 2.1 and Annex A to the Proxy Statement/Prospectus included in Amendment No. 1 to Registration Statement on Form S-4 (333-78529) filed by Motor Club of America with the Securities and Exchange Commission on June 3, 1999.

27   Financial Data Schedule